Form 10-Q
period 2007-03-31
Quadra Realty Trust, Inc.
filed 2007-05-15
CIK 1380501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 001-33308

QUADRA REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-5775392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

622 Third Avenue, 30th Floor, New York, New York 10017

(Address of principal executive offices - zip code)

(212) 671-6400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non accelerated filer. See definition of “large accelerated filer” and “accelerated filer” Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value was 25,721,469 at May 15, 2007.

QUADRA REALTY TRUST, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

To the Board of Directors and Stockholders of

Quadra Realty Trust, Inc.

New York, NY

We have reviewed the accompanying consolidated balance sheet of Quadra Realty Trust, Inc. and subsidiaries (the “Company”) as of March 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from February 21, 2007 (commencement of operations) to March 31, 2007. These interim consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte and Touche, LLP.

New York, New York

May 14, 2007

Quadra Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheet

(Amounts in thousands, except share data)

March 31, 2007 (Unaudited)
Assets:
Cash and cash equivalents	$37,705
Investment in loans	316,703
Accrued interest	1,739
Other assets	1,377

Total assets	357,524

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	1,325
Accrued expenses payable to related party (see Note 5)	603
Deferred compensation	36

Total liabilities	1,964

Commitments and contingencies (See Notes 3 & 10)

Stockholders’ Equity:

Common stock, par value $0.001, 200,000,000 authorized, 25,720,511 issued and outstanding at March 31, 2007	26
Additional paid-in-capital	363,097
Accumulated deficit	(7,563)

Total stockholders’ equity	355,560

Total liabilities and stockholders’ equity	$357,524

The accompanying notes are an integral part of these financial statements.

Quadra Realty Trust, Inc. and Subsidiaries

Consolidated Statement of Operations

(Amounts in thousands, except share and per share data)

For the Period from February 21, 2007 (commencement of operations) to March 31, 2007 (Unaudited)
Revenues
Income from investment in loans	$2,609
Other income	450

Total revenues	3,059

Expenses
Management fees paid to related party	750
Stock based compensation to Manager	9,000
Stock based non-employee compensation	72
Marketing, general and administrative	484
Formation and start up expenses	316

Total expenses	10,622

Net loss	$(7,563)

Loss per share of common stock:
Net loss, basic and diluted	$(0.30)

Basic and diluted weighted average common shares outstanding	25,600,295

The accompanying notes are an integral part of these financial statements.

Quadra Realty Trust, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited) (Amounts in thousands except share data)

	Common Stock				Additional
	Shares	Par Value			Paid In Capital	Accumulated Deficit	Total
Balance at February 21, 2007 (commencement of operations)	100	$		*	$ *	$—	$	*
Proceeds from public offering of common stock	16,670,000		17		250,033	—		250,050

Underwriting and offering costs	—		—		(19,447)	—		(19,447)

Issuance of common stock for the acquisition of initial assets from Manager	8,330,000		8		124,942	—		124,950

Adjustment to reflect Manager’s carry forward cost basis on the percentage of the assets paid for in common stock	—		—		(1,502)	—		(1,502)

Stock-Based compensation to Manager in common stock pursuant to the Quadra Realty Trust, Inc. Managers Equity Plan	600,000		1		8,999	—		9,000

Stock-Based compensation to non-employees in common stock pursuant to the Quadra Realty Trust, Inc. Equity Plan	120,000		*		1,800	—		1,800

Unamortized portion of unvested common stock issued pursuant to the Quadra Realty Trust, Inc. Equity Plan	—		—		(1,733)	—		(1,733)

Stock-Based compensation to director for services rendered in common stock pursuant to the Quadra Realty Trust, Inc. Equity Plan	411		*		5	—		5

Net loss for the period from February 21, 2007 (commencement of operations) to March 31, 2007	—		—		—	(7,563)		(7,563)

Balance at March 31, 2007	25,720,511		$26		$363,097	$(7,563)		$355,560

								* Less than $500

The accompanying notes are an integral part of these financial statements.

Quadra Realty Trust, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(Amounts in thousands)

For the period from February 21, 2007 (commencement of operations) to March 31, 2007 (Unaudited)
Operating Activities
Net loss	$(7,563)
Adjustment to reconcile net loss to net cash provided by operating activities:
Amortization of premium paid on investment in loans	94
Stock based compensation to Manager	9,000
Stock based non-employee compensation	72
Changes in operating assets and liabilities:
Accrued interest	(1,739)
Other assets	(1,377)
Accounts payable and accrued expenses	1,928
Deferred compensation	36

Net cash provided by operating activities	451

Investing Activities
Purchase of initial assets from Manager	(141,242)
Deferred up-front fees received	4,992
Purchase and other funding of loan investments	(57,099)

Net cash used in investing activities	(193,349)

Financing Activities
Proceeds from sale of common stock	250,050
Underwriting and offering costs	(19,447)

Net cash provided by financing activities	230,603

Net increase in cash and cash equivalents	37,705
Cash and cash equivalents at beginning of period	*

Cash and cash equivalents at end of period	$37,705

Supplemental schedule of non-cash investing activities
Issuance of common stock to Manager to purchase initial assets	$124,950
Basis reduction (see Notes 3 & 5)	1,502

$123,448
* less than $500

The accompanying notes are an integral part of these financial statements.

Quadra Realty Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

March 31, 2007

1.	Organization

Quadra Realty Trust, Inc. (unless the context requires otherwise, all references to “Quadra”, “the Company”, “we”, “our” and “us” means Quadra Realty Trust, Inc and its wholly owned subsidiaries) was organized in Maryland on September 29, 2006, as a commercial real estate finance company formed principally to invest in commercial mortgage investments and related products, including construction loans, mezzanine loans, B Notes, bridge loans, fixed and floating rate whole loans, loan participations, preferred equity investments and equity in commercial real estate. At December 31, 2006, we had $100 cash and $100 in capital.

On February 21, 2007, Quadra received the proceeds from the closing of its initial public offering of its common stock and commenced operations. The proceeds of the offering have been used primarily to acquire real estate loans. Quadra is externally managed and advised by Hypo Real Estate Capital Corporation (“Manager”). Our Manager, in such capacity, acquires assets, performs loan originations and other activities on behalf of Quadra. Concurrent with the closing of our initial public offering on February 21, 2007, Quadra acquired from our Manager a portfolio of investments with a fair value, inclusive of accrued interest purchased, premium paid and up-front fees contributed by our Manager, of approximately $266 million in exchange for approximately $141 million in cash and 8,330,000 shares of restricted common stock valued at approximately $125 million.

Quadra intends to qualify as a real estate investment trust, or “REIT”, under the Internal Revenue Code commencing with our taxable year ending December 31, 2007. To maintain our tax status as a REIT, we plan to distribute at least 90% of our taxable income.

On January 24, 2007, Quadra formed a wholly owned subsidiary, Quadra TRS, Inc. (“TRS”). TRS has elected to be treated as a taxable REIT subsidiary. Quadra is the sole stockholder and is the manager of TRS. Quadra has responsibility and discretion in the management and control of TRS, accordingly, we will consolidate the accounts of TRS. At March 31, 2007 TRS had no assets, liabilities or any transactions.

On January 24, 2007, Quadra formed a wholly owned subsidiary, Quadra QRS, LLC (“QRS”). QRS has not elected to be treated as a taxable entity and it is anticipated that QRS will be operated in a manner to maintain it non-taxable status. Quadra is the sole member and is the manager of QRS. Quadra has responsibility and discretion in the management and control of QRS, accordingly, we consolidated the accounts of QRS.

Basis of Quarterly Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, or “GAAP”, for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

2.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. All significant intercompany balances and transactions have been eliminated.

Segment Reporting

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information establishes standards for the way that public entities report information about operating segments in their annual financial statements. We are a REIT focused on originating and acquiring loans and securities related to real estate and currently operate in only one reportable segment.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Loans and Investments

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan up front fees, acquisition premium and acquisition costs, unless such loan or investment is deemed to be impaired. At such time as we invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate at the inception of the investment. Quadra did not own any preferred equity investments at March 31, 2007.

The expense for possible credit losses in connection with loan investments is a charge to earnings to increase the allowance for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral may be determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs. Alternatively, for construction loans, the fair value of the collateral may be determined based on the estimated cost to complete and projected sales value of the property. Whichever method is used, other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. Based upon these factors, we will establish an allowance for possible credit losses by category of asset. When it is probable that we will be unable to collect all amounts contractually due, the loan is considered impaired.

Where impairment is indicated, a valuation allowance is established measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses. As of March 31, 2007, we had no impaired loans and accordingly, no allowance for loan losses.

Revenue Recognition

Interest income on investments in loans is recognized over the life of the investment on the accrual basis. Fees received in connection with loans are recognized over the term of the loan as an adjustment to yield. Anticipated exit fees, whose collection is expected, will also be recognized over the term of the loan as an adjustment to yield. Unamortized fees are recognized when the associated loan investment is refinanced or repaid before maturity on the date of such refinancing or repayment.

Income recognition will generally be suspended for loan investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements and the amortization is reflected in interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close.

Stock Based Compensation Plans

We have two stock-based compensation plans, described more fully in Note 8. We account for the plans using the fair value recognition provisions of SFAS 123R, Accounting for Stock-Based Compensation. SFAS 123R requires that compensation cost for stock based compensation to be recognized ratably over the benefit period of the award. Because all of our stock-based compensation is issued to non-employees, the amount of compensation is to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until such time as the award has vested or the service being provided is substantially completed or, under certain circumstance, likely to be completed, which ever occurs first.

Derivative Instruments

In the normal course of business, we may use a variety of derivative instruments to manage, or hedge, interest rate risk. We will require that hedging derivative instruments be effective in reducing the interest rate risk exposure they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments may be associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria will be formally designated as hedges at the inception of the derivative contract.

To determine the fair value of derivative instruments, we may use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost are likely to be used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following established risk management policies and procedures, which may include the use of derivatives. To address exposure to interest rates, we may use derivatives primarily to hedge the mark-to-market risk of our liabilities with respect to certain of our assets.

We may use a variety of commonly used derivative products that are considered “plain vanilla” derivatives. These derivatives typically include interest rate swaps, caps, collars and floors. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors, so we do not anticipate nonperformance by any of our counterparties.

We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions. Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.

Hedges that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges. For derivative instruments not designated as hedging instruments, the gain or loss resulting from the change in the estimated fair value of the derivative instruments will be recognized in current earnings during the period of change.

As of March 31, 2007, Quadra held no derivative instruments.

Income Taxes

We intend to elect to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with our taxable year ending December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes. We may, however, be subject to certain state and local taxes.

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with our stock offering are reflected as a reduction of additional paid-in-capital.

Organization Costs

Costs incurred to organize Quadra have been expensed as incurred.

Earnings Per Share

We present basic earning per share or EPS. We also present diluted EPS, when diluted EPS is lower than basic EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. At March 31, 2007, diluted EPS was the same as basic EPS because all outstanding restricted stock awards were antidilutive.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, loan investments and interest receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. We perform ongoing analysis of credit risk concentrations in our loan investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenant mix and other credit metrics. The collateral securing our loan investments are real estate properties located in the United States.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for calculating the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities. The statement is effective for us on January 1, 2008. We are currently evaluating the impact, if any, that the adoption of this statement will have on our consolidated financial statements.

In January 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This “Fair Value Option” would be available on a contract by contract basis. The effective date for this statement for us is January 1, 2008. We are currently assessing the impact, if any, that adoption of this statement will have on our consolidated financial statements.

3.	Investments in Loans

As of March 31, 2007, we held investments in variable rate loans of approximately $316.6 million, net of unamortized premiums and discounts. These investments include senior loan participations and mezzanine loans secured primarily by real estate property in the form of pledges of ownership interests, direct liens or other security interests. The investments are in various geographic markets in the United States. The variable rate investments carry a weighted average spread over LIBOR of 2.66% based on our total commitments and 2.38%

based on the amounts drawn on such commitments. As of March 31, 2007, all of our loans had been acquired from our Manager (see Note 5.) As of March 31, 2007 we held the following investments (in thousands) and all loans were performing in accordance with the terms of the loan agreements:

Property Name and Location	Property Type	Our Commitment (a)	Drawn on Commitment (b)	Interest Rate	Origination Date (c)		Maturity Date
Senior Loan Participations
200 West End Avenue New York, NY	Condominium Construction	$50,000	$24,018	LIBOR +2.25%	5/9/2006		5/1/2009
900 Biscayne Miami, FL	Condominium Construction	55,000	10,557	LIBOR +3.00%	12/17/2004		7/31/2008
Colonie Center Albany, NY	Bridge Retail Mall	52,959	30,527	LIBOR +1.80%	9/29/2006		10/1/2008

Maryland Apartment Portfolio Prince George’s Cty, MD	Multi-Family	70,000	63,183	LIBOR +1.35%	5/17/2006& 6/23/2006		6/1/2008

Riverside H New York, NY	Condominium Construction	27,883	16,764	LIBOR +2.50%	11/3/2005		6/1/2009
Riverside I New York, NY	Condominium Construction	47,117	10,950	LIBOR +2.65%	11/3/2005		12/1/2009
Superior Ink New York, NY	Condominium Construction	50,000	13,498	LIBOR +3.10%	9/19/2006		3/18/2010

Trump International Las Vegas, NV	Condominium Construction	38,990	15,824	LIBOR +3.50%	7/12/2005		7/12/2008

W Miami Tranche A Miami, FL	Condominium Construction	49,258	4,730	LIBOR +2.75%	11/22/2006		6/1/2009

W Miami Tranche B Miami, FL	Condominium Construction	22,500	22,500	LIBOR +7.00%	11/22/2006		6/1/2009

World Market Center III –Tranche A1 Las Vegas, NV	Furniture Mart Construction	16,000	—	LIBOR +2.50%	12/21/2006		12/21/2009

World Market Center III –Tranche A2 Las Vegas, NV	Furniture Mart Construction	59,000	19,319	LIBOR +3.50%	12/21/2006		12/21/2009

The Edge Tranche B-1 Brooklyn, NY	Condominium Construction	25,000	2,747	LIBOR +3.20%	3/22/2007	(d)	4/1/2010

The Edge Tranche B-2 Brooklyn, NY	Condominium Construction	17,500	1,923	LIBOR +4.05%	3/22/2007	(d)	4/1/2010

Snowmass Village Land Snowmass, CO	Mixed use Construction	16,764	12,328	LIBOR +2.75%	3/1/2007	(d)	3/1/2010

Snowmass Village Bldgs Snowmass, CO	Mixed use Construction	33,236	—	LIBOR +2.25%	3/1/2007	(d)	3/1/2011

Mezzanine Loans
CarrAmerica National	Office	60,000	60,000	LIBOR +1.70%	7/13/2006		8/9/2008
City National Los Angeles, CA	Office	11,750	11,750	LIBOR +2.25%	7/17/2006		7/17/2008

Total		$702,957	$320,618

(a)	“Our Commitment” refers to the amount of the loan or loan tranche in which we are obligated to provide funding for, which may be part of a larger credit facility in respect of the referenced project/borrower.
(b)	“Drawn on Commitment” reflects the amount of the commitment which has been drawn at March 31, 2007. To the extent that any commitment had not been fully drawn on as of March 31, 2007, the difference represents an obligation on the part of Quadra to provide additional funds, subject to satisfaction of certain conditions by the borrower, up to the amount that has not yet been drawn. Additional drawings on these loans are expected in the future.
(c)	Acquisition date of all investment is February 21, 2007 except for those noted otherwise in Note (d).
(d)	Acquisition date of these investments is March 30, 2007.

Reconciliation of Drawn on Commitment to Carrying Value
Amounts Drawn on Commitments	$320,618
Deferred up-front fees	(5,594)
Unamortized portion of premium paid	1,608
Unamortized portion of cost of acquisition	71

Investment in Loans	$316,703

4.	Debt Obligations

On March 29, 2007, Quadra and QRS entered into a repurchase agreement (the “Warehouse Facility”) with Wachovia Bank, NA (“Wachovia”). At March 31, 2007, neither Quadra nor QRS had any accrued interest or outstanding borrowings pursuant to the Warehouse Facility.

Subject to the terms and conditions thereof, the Warehouse Facility provides Quadra and QRS funding up to an aggregate of $500 million. The Warehouse Facility, under certain conditions, can be increased up to an aggregate total of $750 million. The Warehouse Facility has an initial maturity date of March 27, 2010 and, at the request of Quadra and QRS, and subject to certain conditions, may be extended. This Warehouse Facility bears interest at spreads of 0.15% to 3.00% over a 30-day LIBOR, and, based on Quadra’s expected investment activities and subject to concentration limitations provided for in the agreement, provides for advance rates that vary from 50% to 95% based upon the collateral provided under a borrowing base calculation. Wachovia has a consent right to the inclusion of investments in the Warehouse Facility, determines periodically the fair value of the investments, and has the right to require additional collateral if the estimated fair value of the included investments declines. Pursuant to the Warehouse Facility, Quadra has guaranteed the obligation of QRS to Wachovia.

The Warehouse Facility contains certain financial covenants which require Quadra on a consolidated basis to: maintain minimum liquidity of at least $30 million, of which at least $15 million must consist of cash and permitted investments (as defined in the Warehouse Facility); maintain minimum tangible net worth (as defined in the Warehouse Facility) of not less than $300 million plus 75% of the proceeds of Quadra’s subsequent equity issuances plus 75% of consolidated net retained earnings; maintain the ratio of total liabilities to tangible net worth no greater than 5.0 to 1.0, exclusive of CDOs issued by wholly owned subsidiaries of Quadra; and maintain a fixed charge coverage ratio of not less than 1.5 to 1. The Warehouse Facility also contains covenants that restrict Quadra from making distributions in the event of default, except that Quadra may pay distributions necessary to maintain its status as a real estate investment trust (REIT). The Warehouse Facility requires that Quadra pay down borrowings under the facility as principal payments on the loans and investments pledged to the facility are received. As of March 31, 2000, we were in compliance with all covenant requirements.

5.	Related Party Transactions

Management Agreement

In connection with our initial public offering, we entered into a management agreement with our Manager which describes the services to be provided by our Manager and its compensation for those services. Under the management agreement, our Manager, subject to the oversight of our board of directors, is required to conduct our business affairs in conformity with the policies and the investment guidelines that are approved by our board of directors. The management agreement has an initial term expiring on March 31, 2009, and will automatically be renewed for one-year terms thereafter unless terminated by us or our Manager.

The following table is a summary of the compensation, fees and costs payable to our Manager pursuant to our management agreement:

Fee	Summary Description
Base Management Fee	The base management fee will be payable monthly in arrears in an amount equal to 1/12 of 1.75% of our equity (as defined in the management agreement). Our Manager will use the proceeds from its management fee in part to pay compensation to its officers and employees provided to us who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us.

Management Incentive Fee

Payable quarterly in an amount equal to the product of:

•        25% of the dollar amount by which

•        our Funds From Operations (as defined in the management agreement) for the previous 12-month period per share of our common stock (based on the weighted average number of shares outstanding for such 12-month period)

•        exceeds an amount equal to

•        the weighted average of the price per share of our common stock in all our offerings, in each case at the time of issuance thereof, multiplied by the greater of

•     9.00% or

•     3.00% plus the 10-year U.S. treasury rate (as defined in the management agreement) for such 12-month period;

•        multiplied by the weighted average number of shares of our common stock outstanding during such 12-month period.

•        less the sum of any incentive fees paid to our Manager during the first three quarters of such 12-month period.

Termination Fee	The termination fee, payable for non-renewal of the management agreement without cause, will be equal to two times the sum of the base management fee and the incentive fee, both as earned by our Manager during the 12-month period immediately preceding the most recently completed calendar quarter prior to the date of termination. If after March 31, 2011 the management agreement is not renewed by us as a result of underperformance by our Manager, the termination fee payable by us will be 1.00% of our equity at the effective time of non-renewal. No termination fee is payable if we terminate the management agreement for cause.

Cost and Outsourcing Expenses	We are obligated to reimburse the Manager for its costs incurred on behalf of Quadra. Quadra and Manager have agreed that Quadra’s share of Manager’s overhead, excluding certain items including but not limited to, expenses pertaining to Manager’s employee compensation, contributions and certain insurance expenses, is to be 10% of such overhead.

Transactions with our Manager included:

1)	Our acquisition of our initial assets from our Manager upon the completion of Quadra’s public offering of stock. The fair value of the acquisitions was approximately $266 million inclusive of accrued interest purchased, approximately $3 million in premium and approximately $5 million of up-front fees contributed to us. In exchange for these assets, we issued 8,330,000 restricted shares of common stock to our Manager at a fair value of approximately $125 million and paid approximately $141 million from the proceeds of our public offering. In accordance with SEC Staff Accounting Bulletin Topic 5.G Transfers of Nonmonetary Assets by Promoters or Shareholders, we recorded each initial asset we purchased at its fair value to the extent we paid our Manager in cash. To the extent we paid our Manager in our common stock, we recorded each initial asset purchased at our Manager’s carrying amount on the date of transfer. As a result of recording a pro-rata portion of each asset at our Manager’s carrying amount, we have reduced the basis of the assets purchased from our Manager by approximately $1.5 million with a corresponding reduction to additional paid in capital as of the purchase date;

2)	Our issuance of 600,000 shares of unregistered common stock issued to our Manager concurrently with Quadra’s public offering of common stock at fair value of $9,000,000 at date of grant. These shares vested immediately and therefore their fair value was expensed at issuance;

3)	Our issuance of 120,000 shares of restricted common stock to our Manager’s employees, some who are also Quadra officers or directors, with a fair value of $1,800,000 at the date of grant. The shares granted vest on February 21, 2010, three years from the date of grant. Pursuant to SFAS 123R, we recognized $66,752 in expense from February 21, 2007 (commencement of operations) to March 31, 2007. The remaining $1,733,248 of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R;

4)	Our $910,061 reimbursement to our Manager of pre-public offering costs for software set up, organizational costs incurred in connection with the formation of Quadra, the formation of its affiliates, the initial public offering, consulting fees paid and other third party costs incurred by our Manager on behalf of Quadra;

5)	Our payment of $147,621 and accrual of $519,246 (aggregate amount of $666,867) for the Base Management Fee as required pursuant to our agreement with our Manager; and

6)	Our accrual of $83,829 for our share of certain of our Manager’s overhead costs pursuant to our agreement with Manager.

6. Deferred Costs

Deferred costs at March 31, 2007 consisted of the following (in thousands):

	At March 31, 2007
	Gross	Accumulated Amortization	Net
Deferred acquisition costs	$72	$(1)	71
Deferred financing costs	804	—	804

	$876	$(1)	$875

The following table illustrates the expected amortization of the foregoing cost over the next five years.

Through December 31,
2007	$521
2008	208
2009	125
2010	21
2011+	—

$875

The Company has also adopted the Quadra Realty Trust, Inc. Independent Directors Deferred Compensation Plan (“the Deferred Plan”.) Quadra’s Independent Directors may elect to defer their compensation pursuant to the Deferred Plan. Deferrals under the Deferred Plan are subject to SFAS 123R since the amount of the liability related to the deferral is based on the price of Quadra’s common stock and any future dividends paid on Quadra common stock.

As of March 31, 2007, four of our Independent Directors had elected to defer an aggregate of $35,750 in compensation pursuant to the Deferred Plan. Therefore, we recorded 2,714.51 stock units for these deferrals in accordance with the terms of the Deferred Plan. In accordance with SFAS 123R, we shall record an expense in each period relating to the change in the liability based on the closing price of the common stock at the end of the reporting period from the amounts previously recognized until such time as these deferrals are forfeited or settled in cash.

7.	Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, accrued interest, and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.

The fair value of loans receivable at March 31, 2007 was approximately $1.5 million higher than the amount reflected on the balance sheet.

8.	Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 200,000,000 shares of common stock, $0.001 par value and 100,000,000 shares of Preferred Stock, $0.001 par value. As of March 31, 2007, 25,720,511 shares of common stock and no shares of preferred stock were issued and outstanding.

Equity Plan

We have adopted the Quadra Realty Trust, Inc. Equity Plan (“Equity Plan”), which provides for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units, unrestricted stock awards and other awards based on our common stock that may be made by us to our directors and officers and to our advisors and consultants who are providing services to the Company (which may include employees of our Manager and its affiliates) as of the date of grant of the award. Shares of common stock issued to one of our independent directors in respect of his fees have been issued under the Equity Plan.

An aggregate of 1,800,000 shares of our common stock were reserved for issuance under the Equity Plan, subject to adjustment. No more than 450,000 of such shares may be made subject to stock options and no more 1,800,000 of such shares may be made subject to awards other than stock options, such as restricted stock awards, restricted stock units and other awards, which may include unrestricted grants of our common stock.

On February 21, 2007, 120,000 shares of common stock with a fair value of $1,800,000 were awarded to our Manager’s employees some who are Quadra officers or directors. The shares granted vest on February 21, 2010, three years from the date of grant. Pursuant to SFAS 123R, we recognized $66,752 in expense for the period from February 21, 2007 (commencement of operations) to March 31, 2007. The remaining $1,733,248 of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R.

As of March 31, 2007, 411 shares had been awarded to an independent director of Quadra and vested immediately. With respect to the grant, we recognized $5,412 in compensation expense based on the $13.17 common stock closing price on the date of grant.

At March 31, 2007, 120,411 shares of our common stock had been granted under the Equity Plan. As of March 31, 2007, there were 1,679,589 shares available for issuance under the Equity Plan.

Equity Grants

Schedule of Non Vested Shares
Granted during the period	120,411
Vested	(411)
Forfeited	—

Balance at March 31, 2007	120,000

Vesting Schedule
December 31, 2007	—
December 31, 2008	—
December 31, 2009	—
December 31, 2010	120,000

120,000

Manager Equity Plan

We have adopted the Quadra Realty Trust, Inc. Manager Equity Plan (“Manager Equity Plan”), which provides for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units, unrestricted stock awards and other awards based on our common stock that may be made by us to our Manager. Our Manager may make awards to its employees and employees of its affiliates which are in the form of or based on the shares of our common stock acquired by our Manager under the Manager Equity Plan, in which case, our Manager will make all determinations concerning the eligible employees of our Manager and its affiliates who may receive awards, which form the awards will take, and the terms and conditions of the awards.

An aggregate of 700,000 shares of our common stock were reserved for issuance under the Manager Equity Plan, subject to adjustment. No more than 175,000 shares may be made subject to stock options and no more 700,000 may be made subject to awards other than stock options, such as restricted stock awards, restricted stock units and other awards, which may include unrestricted grants of our common stock.

On February 21, 2007, upon completion of Quadra’s initial public offering of its common stock, we granted to our Manager 600,000 fully vested shares of our common stock under the Manager Equity Plan. These shares are subject to our Manager’s right to demand registration of the shares for resale pursuant to a registration rights agreement. Further, the registration rights agreement requires us to register the 600,000 shares for resale in the event we register any other shares of our common stock for sale. The registration rights are limited under certain conditions including lock-up agreements, hold back provisions and underwriter’s opinion with respect to the affect of the registration of the shares on the market for Quadra shares. Because these shares vested immediately, their fair value of $9 million was expensed at issuance.

At March 31, 2007, 100,000 shares remained available for issuance under the Manager Equity Plan.

9.	Loss Per Share

Loss per share from February 21, 2007 (commencement of operations) to March 31, 2007 is computed as follows (Amounts in thousands except share and per share amounts):

From February 21, 2007 (commencement of operations) to March 31, 2007

Loss per share	$(.30)

Numerator
Net loss:	$(7,563)

Denominator (Weighted Average Shares)

Common shares	25,600,295
Effect of Dilutive Securities:
Since the Company has a net loss, the effect of including other shares in the per share computation is antidilutive.

10.	Commitments and Contingencies

Many of our investments in loans have commitment amounts in excess of the amount that we have funded to date on such loans. At March 31, 2007, Quadra was obligated to provide approximately an additional $382 million at the request of the borrowers as long as such borrowers are in compliance with their respective loan agreements. See Note 3 “Investment in Loans” for a table of Quadra’s loan commitments and the amount of Quadra’s outstanding fundings at March 31, 2007.

We and our Manager are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.

11.	Financial Instruments: Derivatives and Hedging

At March 31, 2007, Quadra did not have any investments in derivative or hedging instruments.

12.	Subsequent Events

On April 3, 2007, QRS acquired, at par, approximately $110.0 million of the Blackstone-Equity Office Properties Mezzanine Loan #6 (the “Loan”). The purchase of this participation in the Loan represents an investment in the third loss tranche of mezzanine debt issued in conjunction with the recent acquisition of Equity Office Properties by affiliates of the Blackstone Group. QRS’s acquisition of the investment was financed with borrowings of approximately $82.5 million under an existing warehouse facility with Wachovia Bank, NA. Since the acquisition of the Loan we have received approximately $47 million in principal payments against the Loan.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the consolidated financial statements and notes included herein.

Overview

Quadra Realty Trust, Inc. (unless the context requires otherwise, all references to “Quadra”, “the Company”, “we”, “our” and “us” means Quadra Realty Trust, Inc and its wholly owned subsidiaries, where applicable) is a newly-organized, commercial real estate finance company formed principally to invest in commercial mortgage investments and related products, including construction loans, mezzanine loans, B Notes, bridge loans, fixed and floating rate whole loans, loan participations, preferred equity investments and equity in commercial real estate. We are externally managed and advised by Hypo Real Estate Capital Corporation (“Manager”), a commercial real estate finance company specializing in debt financing for commercial real estate throughout the United States. We intend to elect to be taxed as a REIT under the Internal Revenue Code and generally will not be subject to federal income taxes to the extent we distribute our income to our stockholders.

We intend to utilize leverage in order to increase our overall returns. We anticipate that initially such leverage will be in the form of utilizing our $500 million repurchase agreement with Wachovia Bank, NA (the “Warehouse Facility”) to finance the acquisition of additional assets at a spread over the rate we pay for the Warehouse Facility. We expect that as our portfolio of assets becomes large enough, we will enter into collateralized debt (“CDO”) transactions to allow us to continue our growth through the effective leveraging of the assets in our portfolio.

We have not invested in any loans that contain assets that could be classified as sub prime residential mortgages. Accordingly, we do not have direct exposure to the sub prime residential market. We do not anticipate that losses in the sub prime market will directly affect our portfolio of loans. However, continued turmoil in the sub prime residential mortgage market may continue to have an affect on the residential real estate market including residential condominium projects. The industry trend of more stringent underwriting standards for residential mortgages may impact the ability of potential purchasers to finance the purchase of units in condominium constructions projects for which we are providing financing.

As of March 31, 2007, we held investments in variable rate loans of approximately $316.6 million, net of premiums and discounts. These investments include senior loan participations and mezzanine loans secured primarily by real estate property in the form of pledges of ownership interests, direct liens or other security interests. The investments are in various geographic markets within the United States.

Critical Accounting Policies

Our critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies concern our accounting and valuation of our investments and revenue recognition.

Loans and Investments

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, unless such loan or investment is deemed to be impaired. At such time as we invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate at the inception of the investment. Quadra did not own any preferred equity investments at March 31, 2007.

The expense for possible credit losses in connection with loan investments is a charge to earnings to increase the allowance for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral may be determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs. Alternatively, for construction loans, the fair value of the collateral may be determined based on the estimated cost to complete and projected sales value of the property. Whichever method is used, other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. Based upon these factors, we will establish an allowance for possible credit losses by category of asset. When it is probable that we will be unable to collect all amounts contractually due, the loan is considered impaired.

Where impairment is indicated, a valuation allowance is established measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses. As of March 31, 2007, we had no impaired loans and accordingly, no allowance for loan losses.

Our Manager makes significant subjective judgments and assumptions regarding the above items. There may be a material impact to these financial statements if our Manager’s judgment or assumptions are subsequently determined to be incorrect.

Revenue Recognition

Interest income on investments in loans is recognized over the life of the investment on the accrual basis. Fees received in connection with loan are recognized over the term of the loan as an adjustment to yield. Anticipated exit fees, whose collection is expected, will also be recognized over the term of the loan as an adjustment to yield. Unamortized fees are recognized when the associated loan is repaid or retired before maturity on the date of such repayment or retirement

Income recognition will generally be suspended for loan investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Stock Based Compensation

We account for stock-based compensation in accordance with the provisions of Statement of Financial Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation”, which establishes accounting and disclosure requirements using the fair value based methods of accounting for stock-based compensation plans. Compensation expense related to grants of stock and stock options will be recognized over the vesting period of such grants based on the estimated fair value on the grant date. Stock compensation awards granted to our manager and certain employees of the manager’s affiliates will be accounted for in accordance with EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires us to measure the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty’s performance is complete.

Income Taxes

We intend to elect to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with our taxable year ending December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes. We may, however, be subject to certain state and local taxes.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for calculating the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities. The statement is effective for us on January 1, 2008. We are currently evaluating the impact, if any, that the adoption of this statement will have on our consolidated financial statements.

In January 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This “Fair Value Option” would be available on a contract by contract basis. The effective date for this statement for us is January 1, 2008. We are currently assessing the impact, if any, that adoption of this statement will have on our consolidated financial statements.

Results of Operations

For the period from February 21, 2007 (commencement of operations) to March 31, 2007

Revenue

We earned investment income of $2,608,740 from February 21, 2007 (commencement of operations) through March 31, 2007, which was generated on our portfolio of 13 mortgage and real estate related investments. We did not utilize leverage during the period and therefore did not incur any interest expense related to the financing of our investments. In order to increase our net income and therefore the available dividend to our stockholders we intend to pursue a strategy acquiring additional investments by leveraging our portfolio of investments through our Warehouse Facility and other borrowings. Effective April 3, 2007, we began to leverage our portfolio of investments and anticipate interest expense in future periods.

Other Income of $449,767 for the period from February 21, 2007 (commencement of operations) to March 31, 2007 represents interest earned on cash balances from the proceeds from our initial public offering invested in short term commercial paper.

We had a net loss of $7,563,239 for the period from February 21, 2007 (commencement of operations) to March 31, 2007. The net loss includes the issuance of 600,000 shares of our common stock to Manager with a fair value of $9,000,000. The loss further includes $315,497 in organizational expenses consisting of $130,319 in certain expenses related to our formation and $185,628 in certain start-up costs involving professional services for initial setup, design and related work.

Expenses

We recorded total related party expenses of $750,696 consisting of the base management fee of $666,867 payable to our Manager under our management agreement and $83,829 related to a 10% allocation of certain portions of our Manager’s overhead pursuant to the management agreement.

Included in our expenses is stock based non-employee compensation related to our issuance of 120,000 restricted common stock shares to our Manager’s employees, some who are also Quadra officers or directors with a fair value of $1,800,000 at the date of grant. The shares granted vest on February 21, 2010, three years from the date of grant. Pursuant to SFAS 123R, we recognized $66,752 in expense from February 21, 2007 (commencement of operations) to March 31, 2007. The remaining $1,733,248 of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R.

Marketing, general and administrative expenses were $488,352 for the period from February 21, 2007 (commencement of operations) to March 31, 2007, which represent professional fees, insurance and general overhead costs for the Company.

We had $315,947 of certain expenses related to formation and start up of Quadra involving professional fees, filling fees and other miscellaneous non recurring costs.

As discussed above, we also recorded non-employee compensation expense of $9,000,000 related to the issuance of 600,000 shares of our common stock to our Manager pursuant to the Manager Equity Plan. The 600,000 shares represent 86% of the total shares available under the plan and 100,000 shares remain available under the Manager Equity Plan.

The management fees, expense reimbursements, formation costs and the relationship between our Manager and us are discussed further in “Related Party Transactions.”

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. Our primary sources of funds for liquidity consist of funds we raised in our initial public offering in February 2007, and borrowings under our repurchase agreement with Wachovia Bank, NA, which we refer to as the Warehouse Facility. Additional sources of liquidity will be net cash provided by operating activities, repayment of principal (and contingent interest, if any) by our borrowers in connection with our loans and investments, the issuance by us or special purpose vehicles owned by us of fixed income securities collateralized by certain of our investments and the issuance by us of preferred equity or common equity in secondary offerings.

On March 29, 2007, Quadra and its wholly owned subsidiary, Quadra QRS, LLC (“QRS”) entered into a repurchase agreement (the “Warehouse Facility”) with Wachovia Bank, NA (“Wachovia”) in order to have additional liquidity to acquire additional assets for out portfolio. Please see Note 4 to the Financial Statements “Debt Obligations” in Part I, Item 1 of this 10-Q for a discussion of our Warehouse Facility. At March 31, 2007, neither Quadra nor QRS has any accrued interest or outstanding borrowings pursuant to the Warehouse Facility.

We believe these sources of financing, including the net proceeds of our initial public offering, will be sufficient to meet our short-term liquidity needs. Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders. Depending on market conditions, we expect that once we are fully levered, our debt financing will be in the range of 70% to 80% of the carrying value of our total assets. Any indebtedness we incur will likely be subject to continuing covenants and we will likely be required to make continuing representations and warranties about our company in connection with such debt. Our debt financing terms may require us to keep un-invested cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability. Moreover, our debt may be secured by our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on our liquidity and the value of our common stock. In addition, posting additional collateral to support our credit facilities will reduce our liquidity and limit our ability to leverage our assets.

To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new lending and investment opportunities, paying distributions to our stockholders and servicing our debt obligations.

Capitalization

As of March 31, 2007, we had 25,720,511 shares of common stock outstanding and 2,714.51 stock units have been recorded pursuant to the Quadra Realty Trust, Inc. Independent Director Deferred Compensation Plan.

Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed are real estate and interest rate risks.

Real Estate Risk

Commercial mortgage assets, multi-family property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions which may be adversely affected by industry slowdowns and other factors, local real estate conditions (such as an oversupply of retail, industrial, office or other commercial space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses (such as energy costs). In the event net operating income decreases, or the value of for sale property decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. Even when a property’s net operating income is sufficient to cover the property’s debt service, at the time a loan is made, there can be no assurance that this will continue in the future.

Turmoil in the sub prime residential mortgage market may continue to have an affect on the residential real estate market including residential condominium projects. The industry trend of more stringent underwriting standards for residential mortgages may impact the ability of potential purchasers to finance the purchase of units in condominium constructions projects for which we are providing financing.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Most of our assets and borrowings are expected to be variable-rate instruments that we will finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. Although we have not done so to date, we may enter into hedging transactions with respect to all liabilities relating to fixed rate assets in the future. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease. Furthermore, as most of our available financing allows the lender to mark our assets to market and make margin calls based on a change in the value of our assets, financing fixed rate assets with floating rate debt creates the risk that an increase in fixed rate benchmarks (such as “swap” yields) would decrease the value of our fixed rate assets. Some of our loans may be subject to various interest rate floors. As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns. Through March 31, 2007, we had not drawn any amounts under our financing facility but as the size of our portfolio increases we anticipate that we will draw upon such facilities to fund acquisitions. We anticipate additional acquisitions and anticipate draws in order to fund the new acquisitions and to fund current commitments of certain assets.

In the event of a significant rising interest rate environment and/or economic downturn, delinquencies and defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

Contractual Obligations

The table below summarizes our contractual obligations as of March 31, 2007 (Amounts in thousands).

	2007	2008	2009	2010	2011+
Commitments to fund loans	$253,410	$96,705	$32,224	$—	$—

The estimated amounts and timing of the commitments presented above are based on projections based on data provided by borrowers. The projections are subject to adjustments based on changes in borrowers’ needs. Any amounts due to our Manager under the management agreement are not included in the table above because such amounts are not fixed and determinable.

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet arrangements.

Dividends

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to pay regular quarterly dividends to our stockholders. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our secured credit facility, we must first meet both our operating requirements and scheduled debt service on our outstanding borrowings.

Related Party Transactions

Contribution Agreement

We and our Manager entered into a contribution agreement, pursuant to which our Manager contributed a portfolio of initial assets to us and we issued to our Manager 8,330,000 restricted shares of our common stock and paid to our Manager approximately $141 million from the net proceeds of our initial public offering of common stock.

Our Manager determined that the fair value of the assets to be contributed was approximately $266 million on February 21, 2007 (inclusive of accrued interest purchased, premium paid and up-front fees contributed by our Manager). The initial assets were acquired in exchange for cash and unregistered shares of our common stock. We recorded each initial asset we purchased at its fair value to the extent we paid our Manager in cash. To the extent we paid our Manager in our common stock, we recorded each initial asset purchased at our Manager’s carrying amount on the date of transfer.

Management Agreement

In connection with our initial public offering, we entered into a management agreement with our Manager which describes the services to be provided by our Manager and its compensation for those services. Under the management agreement, our Manager, subject to the oversight of our board of directors, is required to conduct our business affairs in conformity with the policies and the investment guidelines that are approved by our board of directors. The management agreement has an initial term expiring on March 31, 2009, and will automatically be renewed for one-year terms thereafter unless terminated by us or our Manager.

Please see Note 5. Related Party Transactions—Management Agreement in the Notes To Consolidated Financial Statements in Part I Item 1. for a summary description of the compensation, fees and costs payable to our Manager.

Transactions with our Manager included:

1)	Our acquisition of our initial assets from our Manager upon the completion of Quadra’s public offering of stock. The fair value of the acquisitions was approximately $266 million inclusive of accrued interest purchased, approximately $3 million in premium and approximately $5 million of up-front fees contributed to us. In exchange for these assets we issued 8,330,000 restricted shares of common stock to our Manager at a fair value of approximately $125 million and paid approximately $141 million from the proceeds of our public offering. In accordance with SEC Staff Accounting Bulletin Topic 5.G “Transfers of Nonmonetary Assets by Promoters or Shareholders,” We recorded each initial asset we purchased at its fair value to the extent we paid our Manager in cash. To the extent we paid our Manager in our common stock, we recorded each initial asset purchased at our managers carrying amount on the date of transfer. As a result of recording a pro-rata portion of each asset at our Manager’s carrying amount, we have reduced the basis of the assets purchased from our Manager by approximately $1.5 million with a corresponding reduction to additional paid in capital as of the purchase date;

2)	Our issuance of 600,000 unregistered common stock shares issued to Manager concurrently with Quadra’s public offering of common stock at fair value of $9,000,000. These shares vested immediately and were therefore expensed at issuance;

3)	Our issuance of 120,000 restricted common stock shares to Manager’s employees, some who are also Quadra officers or directors with a fair value of $1,800,000 at the date of grant. The shares granted vest on February 21, 2010, three (3) years from the date of grant. Pursuant to SFAS 123R, we recognized $66,752 in expense from February 21, 2007 (commencement of operations) to March 31, 2007. The remaining $1,733,248 of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R;

4)	Our $910,061 reimbursement to our Manager of pre IPO costs for software set up, organizational costs incurred in connection with the formation of Quadra, the formation of its affiliates, the initial public offering, consulting fees paid and other third party costs incurred by our Manager on behalf of Quadra;

5)	Our payment of $147,621 and accrual of $519,246 (aggregate amount of $666,867) for the Base Management Fee as required pursuant to our agreement with our Manager; and

6)	Our accrual of $83,829 for our share of certain of our Manager’s overhead costs pursuant to our agreement with Manager.

Funds from Operations

Funds from Operations, or FFO, which is a non-GAAP financial measure, is a widely recognized measure of REIT performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do.

The revised White Paper on FFO, approved by the Board of Governors of NAREIT in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

Adjusted Funds from Operations

Adjusted Funds from Operations, or AFFO, is a non-GAAP financial measure. We compute AFFO in accordance with our management agreement’s definition of FFO and as such it may not be comparable to AFFO reported by other REITs that do not compute AFFO on the same basis. Our management agreement defines FFO, for purposes of the agreement, to mean net income (computed in accordance with GAAP), excluding gains (losses) from debt restructuring and gains (losses) from sales of property, plus depreciation and amortization on real estate assets and non-cash equity compensation expense, and after adjustments for unconsolidated partnerships and joint ventures; provided, that, for the purposes of determining the Management Incentive Fee, the foregoing calculation of Funds From Operations shall be adjusted to exclude one-time events pursuant to changes in GAAP and may be adjusted to exclude other non-cash charges after discussion between the Manager and the Independent Directors, and approval by the majority of the Independent Directors in the case of non-cash charges.

FFO and AFFO

We believe that FFO and AFFO are helpful to investors as measures of the performance of a REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make investments and to fund other cash needs. AFFO, as defined in our agreement with our Manager, also provides the basis for the computation of the amount of the Management Incentive Fee payable to our Manager.

Neither FFO or AFFO represent cash generated from operating activities in accordance with GAAP and they should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or cash flow from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

FFO and AFFO for the period from February 21, 2007 (commencement of operations) to March 31, 2007 are as follows (in thousands except per share data):

	FFO for the period from February 21, 2007 (commencement of operations) to March 31, 2007 (Unaudited)	AFFO for the period from February 21, 2007 (commencement of operations) to March 31, 2007 (Unaudited)
Net Loss (GAAP)	$(7,563)	$(7,563)
Add:
Stock-based compensation to manager	—	9,000
Stock based non-employee compensation	—	72

Funds From Operations and Adjusted Funds From Operations	$(7,563)	$1,509

Net cash provided by operating activities	$451	$451
Net cash used in investing activities	$(193,349)	$(193,349)
Net cash provided by financing activities	$230,603	$230,603

FFO and Adjusted FFO per share basic	$(.30)	$.06
FFO and Adjusted FFO per share diluted	$(.30)	$.06

Forward-Looking Information

We make forward looking statements in this 10-Q that are subject to risks and uncertainties. These forward looking statements include information about possible or assumed future results of our business and our financial condition, liquidity, results of operations, plans and objectives. They also include, among other things, statements concerning anticipated revenues, income or loss, capital expenditures, dividends, capital structure, or other financial terms, as well as statements regarding subjects that are forward looking by their nature, such as:

•	our business and financing strategy;

•	completion of any pending transactions;

•	our ability to obtain future financing arrangements;

•	our understanding of our competition;

•	our projected operating results;

•	market trends;

•	estimates relating to our future dividends;

•	projected capital expenditures; and

•	the impact of technology on our operations and business.

The forward looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account the information currently available to us. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in our forward looking statements. You should carefully consider this risk when you make a decision concerning an investment in our securities, along with the following factors, among others, that could cause actual results to vary from our forward looking statements:

•	the factors referenced in this 10-Q, including those referenced under Item 1A: Risk Factors;

•	general volatility of the markets in which we invest and the market price of our common stock;

•	changes in our business or investment strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates, the debt securities markets, the general economy or the commercial finance and real estate markets specifically;

•	the degree and nature of our competition;

•	the performance and financial condition of borrowers and corporate customers;

•	increased rates of default and/or decreased recovery rates on our investments;

•	increase in prepayments of the mortgage and other loans assets in our portfolio;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs);

•	availability of investment opportunities in real estate-related and other securities;

•	the adequacy of our cash reserves and working capital; and

•	the timing of cash flows, if any, from our investments.

When we use words such as “will likely result,” “may,” “shall,” “believe,” “expect,” “anticipate,” “project,” “intend,” “estimate,” “goal,” “objective,” or similar expressions, we intend to identify forward looking statements. You should not place undue reliance on these forward looking statements. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

For a discussion of quantitative and qualitative disclosures about market risk, see the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). Notwithstanding the foregoing, no matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

We began operations on February 21, 2007 and therefore all current internal controls were implemented during the period covered by this quarterly report. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 to the Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the prospectus filed pursuant to Rule 424b(4) on February 16, 2007 with the Securities and Exchange Commission in connection with our initial public offering. Reference is made to such risk factors.

Item 2.	Changes in Securities and Use of Proceeds

Unregistered Sales of Securities

None.

Use of Proceeds from Sale of Registered Securities

On February 14, 2007, the Securities and Exchange Commission declared effective a registration statement of Quadra Realty Trust, Inc. (the “Company”) on Form S-11 (File No. 333-138591) (the “Registration Statement”), relating to the Company’s initial public offering (the “IPO”) of up to 19,170,500 shares of common stock, par value $0.001 per share (the “Common Stock”) through underwriters, of which Credit Suisse Securities (USA) LLC and Wachovia Capital Markets, LLC acted as managing underwriters, including 2,500,500 shares of Common Stock pursuant an over-allotment option granted to the underwriters.

On February 21, 2007, the Company issued a total of 16,670,000 shares of Common Stock in the IPO (the “IPO Shares”), at a price to the public of $15.00 per share, for an aggregate offering price of approximately $250 million.

The underwriters received a discount of $1.05 per share on the IPO Shares (the “Underwriting Discount”), for a total of $17,503,500. The net proceeds to the Company on the sale of 16,670,000 shares in the IPO, after deducting the underwriting discount on the IPO Shares and offering expenses of approximately $1.9 million, were approximately $230 million. Approximately $141 million of the net proceeds of the IPO were used to fund a portion of the purchase price for the contribution of the initial assets from Hypo Real Estate Capital Corporation, with the remainder of the proceeds used to fund unfunded commitments under the construction loans contributed to the Company as a part of the initial assets. The underwriters did not exercise their option to purchase an additional 2,500,500 shares of Common Stock to cover over-allotments.

Item 3.	Defaults upon senior securities

None.

Item 4.	Submission of matters to a vote of security holders

None.

Item 5.	Other information

None.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation.

3.2	Amended and Restated Bylaws of the Registrant.

4.1	Form of Certificate for Common Stock. (a)

10.1	Form of Registration Rights Agreement between Quadra Realty Trust, Inc. and Hypo Real Estate Capital Corporation. (a)

10.2	Form of Management Agreement between Quadra Realty Trust, Inc. and Hypo Capital Real Estate Capital Corporation. (a)

10.3	Form of Contribution Agreement between Quadra Realty Trust, Inc. and Hypo Real Estate Capital Corporation. (a)

10.4	Form of Quadra Realty Trust, Inc. Equity Plan. (a)

10.5	Form of Restricted Stock Award Agreement under Quadra Realty Trust, Inc. Equity Plan. (a)

10.6	Form of Restricted Stock Unit Award Agreement under Quadra Realty Trust, Inc. Equity Plan. (a)

10.7	Form of Non-Qualified Stock Option Agreement under Quadra Realty Trust, Inc. Equity Plan. (a)

10.8	Form of Quadra Realty Trust, Inc. Manager Equity Plan. (a)

10.9	Form of Restricted Stock Award Agreement under Quadra Realty Trust, Inc. Manager Equity Plan. (a)

10.10	Form of Restricted Stock Unit Award Agreement under Quadra Realty Trust, Inc. Manager Equity Plan. (a)

10.11	Form of Non-Qualified Stock Option Agreement under Quadra Realty Trust, Inc. Manager Equity Plan. (a)

10.12	Form of Quadra Realty Trust, Inc. Independent Director Deferred Compensation Plan. (a)

10.13	Form of Indemnification Agreement between Quadra Realty Trust, Inc. and its directors and officers. (a)

10.14	Wachovia Warehouse Loan Facility agreement (b)

15.1	Awareness Letter of Deloitte & Touche, LLP

21.1	Subsidiaries of the Registrant. (a)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-138591), as amended.
(b)	Incorporated by reference to the Registrant’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission on April 2, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUADRA REALTY TRUST, INC.

By:	/s/ Steven M. Sherwyn
Steven M. Sherwyn
Chief Financial Officer

Date: May 15, 2007