Form 10-Q
period 2007-06-30
Quadra Realty Trust, Inc.
filed 2007-08-14
CIK 1380501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 25,722,468 at August 14, 2007.

QUADRA REALTY TRUST, INC.

Form 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

	Consolidated Balance Sheet as of June 30, 2007 (unaudited)	1

	Consolidated Statement of Operations for the three months ended June 30, 2007 and for the period from February 21, 2007 (commencement of operations) to June 30, 2007 (unaudited)	2

	Consolidated Statement of Stockholders’ Equity for the period from February 21, 2007 (commencement of operations) to June 30, 2007 (unaudited)	3

	Consolidated Statement of Cash Flows for the period from February 21, 2007 (commencement of operations) to June 30, 2007 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION	35

Item 1.	Legal proceedings	35

Item 1A.	Risk factors	35

Item 2.	Unregistered sales of equity securities	35

Item 3.	Defaults upon senior securities	35

Item 4.	Submission of matters to a vote of security holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

SIGNATURES		36

PART I.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Quadra Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheet

(Unaudited and amounts in thousands, except share data)

June 30, 2007
Assets:
Cash and cash equivalents	40,542
Investments in loans	630,168
Accrued interest	3,194
Other assets	1,986

Total assets	$675,890

Liabilities and Stockholders’ Equity:
Notes payable—warehouse facility	$312,234
Accounts payable and accrued expenses	1,679
Accrued expenses payable to related party	696
Interest rate swaps	316
Deferred compensation	113
Other liabilities	397

Total liabilities	315,435

Commitments and contingencies (See Notes 3 & 10)

Stockholders’ Equity:
Common stock, par value $0.001; 200,000,000 authorized, 25,721,469 issued and outstanding at June 30, 2007	26
Additional paid-in-capital	363,231
Accumulated other comprehensive loss	(312)
Accumulated deficit	(2,490)

Total stockholders’ equity	360,455

Total liabilities and stockholders’ equity	$675,890

The accompanying notes are an integral part of these financial statements.

Quadra Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and amounts in thousands, except per share data)

	Three Months Ended June 30, 2007	Period from February 21, 2007 (commencement of operations) to June 30, 2007
Revenues
Income from investment in loans	$9,465	$12,074
Other income	457	907

Total revenues	9,922	12,981

Expenses
Interest expense	2,080	2,080
Management and overhead fees paid to Manager	1,804	2,554
Non-employee compensation paid to Manager	—	9,000
Non-employee stock based compensation	121	188
Marketing, general and administrative	845	1,333
Formation and start up expenses	—	316

Total expenses	4,850	15,471

Net income (loss)	$5,072	$(2,490)

Earnings (loss) per share:
Earnings (loss) per share—basic and diluted	$0.20	$(0.10)
Weighted average common shares outstanding, basic	25,601,448	25,601,108
Weighted average common shares outstanding, diluted	25,721,448	—

The accompanying notes are an integral part of these financial statements.

Quadra Realty Trust, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

(Unaudited and amounts in thousands, except share data)

	Common Share		Additional Paid In Capital	Accumulated Deficit	Comprehensive Loss	Other Comprehensive Loss	Total
	Shares	Par Value
Balance at February 21, 2007 (commencement of operations)	100	$ *	$ *	$—	$—	$—	$—

Proceeds from public offering of common stock	16,670,000	17	250,033	—	—	—	250,050

Underwriting and offering costs	—	—	(19,447)	—	—	—	(19,447)

Issuance of common stock for the acquisition of initial assets from Manager	8,330,000	8	124,942	—	—	—	124,950

Adjustment to reflect Manager’s carry forward cost basis on the percentage of the assets paid for in common stock	—	—	(1,502)	—	—	—	(1,502)

Stock-based compensation to Manager in common stock pursuant to the Quadra Realty Trust, Inc. Manager’s Equity Plan	600,000	1	8,999	—	—	—	9,000

Stock-based compensation—shares issued pursuant to the Quadra Realty Trust, Inc. Equity Plan	120,000	*	1,800	—	—	—	1,800

Unamortized portion of unvested shares issued pursuant to the Quadra Realty Trust, Inc. Equity Plan	—	—	(1,612)	—	—	—	(1,612)

Stock-based compensation—shares issued to director for services rendered	1,369	*	18	—	—	—	18

Net loss from February 21, 2007 (commencement of operations) to June 30, 2007	—	—	—	(2,490)	(2,490)	—	(2,490)

Change in unrealized loss on derivative instruments utilized in cash flow hedges	—	—	—	—	(312)	(312)	(312)

Comprehensive loss	—	—	—	—	$(2,802)	—	—

Balance at June 30, 2007	25,721,469	$26	$363,231	$(2,490)		$(312)	$360,455

* less than $500

The accompanying notes are an integral part of these financial statements.

Quadra Realty Trust, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited and amounts in thousands)

Period from February 21, 2007 (commencement of operations) to June 30, 2007
Operating Activities
Net loss	$(2,490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Capitalized interest income	(3,354)
Amortization of items related to investments in loans	(862)
Accretion of discount on purchase of investment in loans	(9)
Stock-based compensation to Manager	9,000
Other stock-based compensation	206
Unrealized loss on the ineffective portion of cash flow hedge	4
Changes in operating assets and liabilities:
Accrued interest	(3,194)
Other assets	(1,986)
Accounts payable and accrued expenses	2,375
Deferred compensation	113
Other liabilities	397

Net cash provided by operating activities	200

Investing Activities
Purchase of initial assets from Manager	(141,242)
Purchase and other funding of loan investments	(438,617)
Repayments received on loan investments	77,364

Net cash used in investing activities	(502,495)

Financing Activities
Borrowings under warehouse facility	368,514
Repayments on warehouse facility	(56,280)
Proceeds from sale of common stock	250,050
Underwriting and offering costs	(19,447)

Net cash provided by financing activities	542,837

Net increase in cash and cash equivalents	40,542
Cash and cash equivalents at beginning of period	*

Cash and cash equivalents at end of period	$40,542

* less than $500
Supplemental schedule of non-cash investing activities
Issuance of common stock to Manager to purchase initial assets	$124,950
Basis reduction (see Notes 3 & 5)	1,502

$123,448

Interest paid under warehouse agreements	$1,264

The accompanying notes are an integral part of these financial statements.

Quadra Realty Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

June 30, 2007

1.	Organization

Quadra Realty Trust, Inc. (unless the context requires otherwise, all references to “Quadra”, “the Company”, “we”, “our” and “us” means Quadra Realty Trust, Inc. and its wholly owned subsidiaries) was organized in Maryland on September 29, 2006, as a commercial real estate finance company formed principally to invest in commercial mortgage investments and related products, including construction loans, mezzanine loans, B Notes, bridge loans, fixed and floating rate whole loans, loan participations, preferred equity and equity in commercial real estate. At December 31, 2006, we had $100 cash and $100 in capital.

On February 21, 2007, Quadra received the proceeds from the closing of its initial public offering of its common stock and commenced operations. The proceeds of the offering have been used primarily to acquire commercial real estate loans. Quadra is externally managed and advised by Hypo Real Estate Capital Corporation (“Manager”). Our Manager, in such capacity, acquires assets, performs loan originations and other activities on behalf of Quadra. Concurrent with the closing of our initial public offering on February 21, 2007, Quadra acquired from our Manager a portfolio of investments with a fair value, inclusive of accrued interest purchased, premium paid and up-front fees contributed by our Manager, of approximately $266 million in exchange for approximately $141 million in cash and 8,330,000 shares of restricted common stock valued at approximately $125 million.

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

On January 24, 2007, Quadra formed a wholly owned subsidiary, Quadra QRS, LLC (“QRS”). QRS has not elected to be treated as a taxable entity and it is anticipated that QRS will be operated in a manner to maintain its non-taxable status. Quadra is the sole member and is the manager of QRS. Quadra has responsibility and discretion in the management and control of QRS, accordingly, we consolidate the accounts of QRS.

On June 27, 2007, Quadra formed a wholly owned subsidiary, Quadra QRS II, LLC (“QRS II”). QRS II has not elected to be treated as a taxable entity and it is anticipated that QRS II will be operated in a manner to maintain its non-taxable status. Quadra is the sole member and is the manager of QRS II. Quadra has responsibility and discretion in the management and control of QRS II, accordingly, we will consolidate the accounts of QRS II.

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

Segment Reporting

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way that public entities report information about operating segments in their annual financial statements. We are a REIT focused on originating and acquiring loans and securities related to real estate and currently operate in only one reportable segment.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Loans and Investments

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan up front fees, acquisition premium, acquisition discount and acquisition costs, unless such loan or investment is deemed to be impaired. At such time as we invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate at the inception of the investment. Quadra did not own any preferred equity investments at June 30, 2007.

The expense for possible credit losses in connection with loan investments is a charge to earnings to increase the allowance for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral may be determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs. Alternatively, for construction loans, the fair value of the collateral may be determined based on the estimated cost to complete and projected sales value of the property, less selling costs. Whichever method is used, other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. Based upon these factors, we will establish an allowance for possible credit losses. When it is probable that we will be unable to collect all amounts contractually due, the loan is considered impaired.

Where impairment is indicated, an impairment charge is recorded based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. As of June 30, 2007, we had no impaired loans.

Revenue Recognition

Interest income on investments in loans is recognized over the life of the investment on the accrual basis. Loan up front fees, acquisition premium, acquisition discount and acquisition costs are recognized over the term of the loan as an adjustment to yield. Anticipated exit fees, whose collection is expected, will also be recognized over the term of the loan as an adjustment to yield. Unamortized fees are recognized when the associated loan investment is repaid before maturity on the date of such repayment.

Income recognition will generally be suspended for loan investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which are associated with the closing of such financing. These costs are amortized over the terms of the respective agreements and the amortization is reflected as an adjustment to interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close.

Stock Based Compensation Plans

We have two stock-based compensation plans, described more fully in Note 8. We account for the plans using the fair value recognition provisions of SFAS No. 123R, Accounting for Stock-Based Compensation. SFAS No. 123R requires that compensation cost for stock-based compensation is to be recognized ratably over the benefit period of the award. Because all of our stock-based compensation is issued to non-employees, the amount of compensation is to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until such time as the award has vested or the service being provided is substantially completed or, under certain circumstances, likely to be completed, whichever occurs first.

Derivative Instruments

We account for derivative instruments in accordance with SFAS No. 133 Accounting for Derivatives Instruments and Hedging Activities as amended and interpreted. In the normal course of business, we use derivative instruments to manage, or hedge, interest rate risk and the variability of cash flows to be paid with respect to liabilities. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure or variability of cash flows that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting in accordance with SFAS No. 133. Some derivative instruments may be associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Derivative instruments that meet these hedging criteria will be formally designated as hedges contemporaneously upon entering into the derivative contract.

To determine the fair value of derivative instruments, we use methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments, including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost are likely to be used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

We use commonly used derivative products that are considered “plain vanilla” derivatives. Commonly used derivatives typically include interest rate swaps, caps, collars and floors. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors, so we do not anticipate nonperformance by any of our counterparties.

We employ swaps and may use forwards or purchased options to hedge qualifying forecasted transactions. Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.

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

Earnings Per Share

We present basic earning per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share. We also present diluted EPS, when diluted EPS is lower than basic EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. For the period from February 21, 2007 (commencement of operations) to June 30, 2007, diluted EPS was the same as basic EPS because all outstanding restricted stock awards were antidilutive.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which established a framework for calculating the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities. The statement is effective for us on January 1, 2008. We are currently evaluating the impact, if any, that the adoption of this statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This “Fair Value Option” would be available on an instrument by instrument basis. The effective date for this statement for us is January 1, 2008. We are currently assessing the impact, if any, that adoption of this statement will have on our consolidated financial statements.

In June, 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the "Guide"). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective for the Company on January 1, 2008. The Company is currently evaluating this new guidance and has not determined whether it will be required to apply the provisions of the Guide in presenting its financial statements.

3.	Investments in Loans

As of June 30, 2007, we held investments in loans of approximately $630 million, net of unamortized upfront fees, premiums, discounts, and costs. These investments include whole loans, senior loan participations, B notes and mezzanine loans secured primarily by real estate property in the form of direct liens, pledges of ownership interests, or other security interests. The investments are in various geographic markets in the United States. The variable rate investments carry an effective weighted average yield over LIBOR of 323 basis points based on the amounts drawn on such commitments. Our fixed rate investments carry a weighted average yield of 7.89% based on the amounts outstanding as of June 30, 2007. As of June 30, 2007 we held the following investments (in thousands) and all loans were performing in accordance with the terms of their respective loan agreements:

Property Name Location of Property	Property Type Loan Type	Commitment (a)	Drawn on Commitment (b)	Index	Margin	Maturity Date
200 West End	Condominium	$50,000	$29,257	Libor +	2.25%	5/1/2009
New York, NY	Construction
900 Biscayne	Condominium	55,000	18,671	Libor +	3.00%	7/31/2008
Miami, FL	Construction
Carr America	Office Portfolio	60,000	60,000	Libor +	1.70%	8/9/2008
USA	Mezzanine
City National	Office	11,750	11,750	Libor +	2.25%	7/17/2008
Los Angeles, CA	Mezzanine
Colonie Center	Regional Mall	52,959	36,192	Libor +	1.80%	10/1/2008
Albany, NY	Bridge
Maryland Apartment Portfolio	Multi-Family	70,000	65,266	Libor +	1.35%	6/1/2008
Prince Georges County, MD	Bridge
Riverside H	Condominium	27,883	19,920	Libor +	2.50%	6/1/2009
Riverside I	Construction	47,117	10,950	Libor +	2.65%	12/1/2009
New York, NY

Property Name Location of Property	Property Type Loan Type	Commitment (a)	Drawn on Commitment (b)	Index	Margin	Maturity Date
Superior Ink	Condominium	50,000	15,367	Libor +	3.10%	3/18/2010
New York, NY	Construction
W Miami Tranche A	Condominium	46,827	4,974	Libor +	2.75%	6/1/2009
W Miami Tranche B	Construction	22,500	22,500	Libor +	7.00%	6/1/2009
Miami, FL
Trump International	Condo/Hotel	38,989	21,776	Libor +	3.50%	7/12/2008
Las Vegas, NV	Construction
World Market Center A1	Furniture Mart	16,000	—	Libor +	2.50%	12/21/2009
World Market Center A2	Construction	59,000	46,152	Libor +	3.50%	12/21/2009
Las Vegas, NV
Snowmass Buildings	Mixed-Use	33,236	—	Libor +	2.25%	3/1/2011
Snowmass Land Portion	Construction	16,764	16,398	Libor +	2.75%	3/1/2010
Snowmass, CO
The Edge Tranche 1	Condominium	25,000	5,755	Libor +	3.20%	4/1/2010
The Edge Tranche 2	Construction	17,500	4,030	Libor +	4.05%	4/1/2010
New York, NY
Equity Office	Office Portfolio	37,057	37,057	Libor +	2.25%	2/6/2009
USA	Mezzanine
Meristar	Hotel Portfolio	11,744	11,744	Libor +	2.35%	5/12/2008
USA	Mezzanine
CNL Hotels	Hotel Portfolio	32,500	32,500	Libor +	1.95%	5/9/2009
USA	Mezzanine
Beach Street	Garage	17,140	17,140	Fixed	7.58%	7/1/2010
Boston, MA	Bridge
Newbury	Garage	12,883	12,883	Libor +	2.45%	7/1/2010
Boston, MA	Bridge
2075 Broadway	Land	70,000	30,867	Libor +	2.50%	6/1/2008
New York, NY	Pre Development
Lucida – Mezz A	Condominium	12,500	9,485	Libor +	7.00%	4/1/2010
Lucida – Mezz B	Construction	12,500	8,881	Libor +	10.00%	4/1/2010
New York, NY
Savoy	Multi-Family	42,000	42,000	Fixed	6.43%	1/11/2014
New York, NY	Mezzanine
Camelback	Land	36,000	23,949	Libor +	3.50%	6/20/2008
Phoenix, AZ	Pre Development
Brompton	Condominium	25,000	10,353	Libor +	3.50%	7/23/2009
New York, NY	Construction – B Note
Trump - Waikiki	Condominium	50,000	12,936	Libor +	2.75%	5/1/2010

Waikiki, HI	Construction
		$1,059,849	$638,753

(a)	“Our Commitment” refers to the amount of the loan or loan tranche, which may be part of a larger credit facility in respect of the referenced project/borrower, which we are obligated to provide financing.
(b)	“Drawn on Commitment” reflects the amount of the commitment which has been drawn at June 30, 2007. Additional drawings on the loans are expected in the future. To the extent that any commitment has not been fully drawn upon, the difference represents an obligation on the part of Quadra to provide additional funds, subject to satisfaction of certain conditions by the borrower, up to the amount that has not yet been drawn as of June 30, 2007.

Reconciliation of Drawn on Commitment to Carrying Value (amounts in thousands)

Amounts drawn on commitments	$638,753
Unamortized portion of deferred up front fees	(6,667)
Unamortized portion of premiums paid	1,414
Unamortized portion of cost of acquisition	61
Non-accreted portion of purchase discount on investment	(3,393)

Investment in Loans	$630,168

As of June 30, 2007, we had an aggregate of $200.0 million in commitments to one group of commonly controlled borrowers and an aggregate of $108.8 million in commitments to another group of commonly controlled borrowers.

4.	Debt Obligations

On March 29, 2007, the Company entered into a repurchase agreement (the “Wachovia Facility”) with Wachovia Bank, NA (“Wachovia”). During the three months ended June 30, 2007, the Company drew an aggregate of $368.5 million and repaid $56.2 million under the facility. At June 30, 2007, we had of $312 million in outstanding borrowings and an aggregate of $0.7 million of accrued interest. We collateralized our drawings under the facility with 14 of our investments including CarrAmerica Equity Office Properties, Meristar, Savoy, Colonie Center, Camelback, Beach Street, Newbury and 2075 Broadway.

Subject to the terms and conditions thereof, the Wachovia Facility provides us funding up to an aggregate of $500 million. The Wachovia Facility, under certain conditions, may be increased up to an aggregate total of $750 million. The Wachovia Facility has an initial maturity date of March 27, 2010 and, at the request of Quadra and QRS, and subject to certain conditions, may be extended. Individual assets, however, must be repurchased by us within 364 days of financing. The Wachovia Facility bears interest at spreads of 0.15% to 3.00% over a one month LIBOR, and, based on Quadra’s expected investment activities and subject to concentration limitations provided for in the agreement, provides for advance rates that vary from 50% to 95% based upon the collateral provided. Wachovia has a consent right to the inclusion of investments in the Wachovia Facility, determines periodically the fair value of the investments, and has the right to require additional collateral if the estimated fair value of the included investments declines. Pursuant to the Wachovia Facility, Quadra has guaranteed the obligation of QRS to Wachovia.

The Wachovia Facility contains certain financial covenants which require Quadra on a consolidated basis to: maintain minimum liquidity of at least $30 million, of which at least $15 million must consist of cash and permitted investments (as defined in the Wachovia Facility); maintain minimum tangible net worth (as defined in the Wachovia Facility) of not less than $300 million plus 75% of the proceeds of Quadra’s subsequent equity issuances plus 75% of consolidated net retained earnings; maintain the ratio of total liabilities to tangible net worth no greater than 5.0 to 1.0, exclusive of CDOs issued by wholly owned subsidiaries of Quadra; and maintain a fixed charge coverage ratio of not less than 1.5 to 1. The Wachovia Facility also contains covenants that restrict Quadra from making distributions in the event of default, except that Quadra may pay distributions necessary to maintain its status as a real estate investment trust (REIT). The Wachovia Facility requires that Quadra pay down borrowings under the facility as principal payments on the loans and investments pledged to the facility are received. As of June 30, 2007, we were in compliance with all covenant requirements.

Wachovia may, from time to time, also evaluate the fair value of our assets pledged as collateral on our borrowings from them. Depending on the results of such valuations, Wachovia may require us to either reduce our outstanding borrowings with them or provide additional collateral in order to maintain a margin acceptable to them.

On June 29, 2007, the Company entered into a $25 million revolving credit facility with KeyBank N.A., (“KeyBank”), with an initial term of two years. Subject to the satisfaction of certain conditions, the facility may be increased to $50 million. The facility is subject to certain covenants and supported by to be identified assets with advance rates that vary from 40% to 75% of the asset value. The facility bears interest at a range of 2.25% to 3.00% over one month LIBOR, depending on the level of our leverage at any given time. The KeyBank facility provides that total outstanding borrowings under the facility may not exceed the combined borrowing base value of the assets included within the borrowing base as defined in the agreement.

The terms of the revolving credit facility include covenants that (a) limit our maximum total indebtedness to no more than 87.5% of total assets, (b) require our fixed charge coverage ratio to be at no time less than 1.40, (c) require us to maintain minimum tangible net worth of not less than $306 million plus 75% of the net proceeds from equity offerings completed after the closing of the facility and (e) restrict the maximum amount of our total recourse indebtedness. The covenants also restrict us from making distributions in excess of a maximum of 100% of our taxable income (exclusive of the non-cash expense associated with a one-time stock grant to our manager), except that we may in any case pay distributions necessary to maintain our REIT status. An event of default can be triggered on our unsecured revolving credit facility if, among other things, Hypo Real Estate Capital Corporation is terminated as our manager. As of June 30, 2007, we were in compliance with all such covenants. At June 30, 2007 the Company has not yet drawn on the facility and therefore there was no outstanding balance.

5.	Related Party Transactions

Management Agreement

In connection with our initial public offering, we entered into a management agreement with our Manager which describes the services to be provided by our Manager and its compensation for those services. Under the management agreement, our Manager, subject to the oversight of our board of directors, is required to conduct our business affairs in conformity with the policies and the investment guidelines that are approved by our board of directors. The management agreement has an initial term expiring on June 30, 2009, and will automatically be renewed for one-year terms thereafter unless terminated by us or our Manager.

The following table is a summary of the compensation, fees and costs payable to our Manager pursuant to our management agreement:

Fees	Summary Description
Base Management Fee	The base management fee will be payable monthly in arrears in an amount equal to 1/12 of 1.75% of our equity (as defined in the management agreement). Our Manager will use the proceeds from its management fee in part to pay compensation to its officers and employees provided to us who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us.

Management Incentive Fee

Payable quarterly in arrears in an amount equal to the product of:

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

•     3.00% plus the 10-year U.S. Treasury rate (as defined in the management agreement) for such 12-month period

•        multiplied by the weighted average number of shares of our common stock outstanding during such 12-month period

•        less the sum of any incentive fees paid to our Manager during the first three quarters of such 12-month period.

Termination Fee	The termination fee, payable for non-renewal of the management agreement without cause, will be equal to two times the sum of the base management fee and the management incentive fee, both as earned by our Manager during the 12 month period immediately preceding the most recently completed calendar quarter prior to the date of termination. If after March 31, 2011, the management agreement is not renewed by us as a result of underperformance by our Manager, the termination fee payable by us will be 1.00% of our equity at the effective time of non-renewal. No termination fee is payable if we terminate the management agreement for cause.

Cost and Outsourcing Expenses	We are obligated to reimburse our Manager for its costs incurred on behalf of Quadra. Quadra and our Manager have agreed that Quadra’s share of our Manager’s overhead, excluding certain items including, but not limited to, expenses pertaining to our Manager’s employee compensation, contributions and certain insurance expenses, is to be 10% of such overhead, not to exceed $2 million in the first year.

Transactions with our Manager included:

1)	Our acquisition of our initial assets from our Manager upon the completion of Quadra’s initial public offering of stock. The fair value of the acquisitions was approximately $266 million inclusive of accrued interest purchased, approximately $3 million in premium and approximately $5 million of up-front fees contributed to us. In exchange for these assets, we issued 8,330,000 restricted shares of common stock to our Manager at a fair value of approximately $125 million at the date of grant and paid approximately $141 million from the proceeds of our public offering. In accordance with SEC Staff Accounting Bulletin Topic 5.G Transfers of Nonmonetary Assets by Promoters or Shareholders, we recorded each initial asset we purchased at its fair value to the extent we paid our Manager in cash. To the extent we paid our Manager in our common stock, we recorded each initial asset purchased at our Manager’s carrying amount on the date of transfer. As a result of recording a pro-rata portion of each asset at our Manager’s carrying amount, we have reduced the basis of the assets purchased from our Manager by approximately $1.5 million with a corresponding reduction to additional paid in capital as of the purchase date.

2)	Our issuance of 600,000 shares of unregistered common stock issued to our Manager concurrently with Quadra’s initial public offering of common stock at fair value of $9.0 million at date of grant. These shares vested immediately and therefore their fair value was expensed at issuance.

3)	Our issuance of 120,000 shares of restricted common stock to our Manager’s employees, some who are also Quadra officers or directors, with a fair value of $1.8 million at the date of grant. The shares granted vest on February 21, 2010, three years from the date of grant. Pursuant to SFAS No. 123R, for the three months ended June 30, 2007 and the period from February 21, 2007 (commencement of operations) to June 30, 2007 we recognized expense of $120,897 and $187,650, respectively. The unamortized portion of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS No. 123R.

4)	Our reimbursement of $910,061 to our Manager of pre-public offering costs for software set up, organizational costs incurred in connection with the formation of Quadra, the formation of its affiliates, the initial public offering, consulting fees paid and other third party costs incurred by our Manager on behalf of Quadra.

5)	We recorded $1.6 million and $2.2 million for the three months ended June 30, 2007, and for the period from February 21, 2007 (commencement of operations) to June 30, 2007, respectively for the base management fee in accordance with our management agreement with our Manager. We also recorded $233,326 and $317,156 for the three months ended June 30, 2007, and for the period from February 21, 2007 (commencement of operations) to June 30, 2007, respectively for our share of certain of our Manager’s overhead costs pursuant to our management agreement with Manager. At June 30, 2007, $696,361 of the foregoing fees were due and payable to our Manager. No incentive fees have been earned by our Manager since our inception.

6)	We acquired $168.5 million in commitments ($98.1 million funded at acquisition) of our investment in loans from our Manager during the three months ended June 30, 2007 and we acquired $872.2 million in commitments ($380.2 million funded at acquisition) of our investment in loans from our Manager during the period from February 21, 2007 (commencement of operations) to June 30, 2007.

6.	Deferred Costs

Deferred costs at June 30, 2007 consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Deferred acquisition costs	$75	$(14)	$61
Deferred financing costs	1,027	(157)	870

	$1,102	$(171)	$931

The following table illustrates the expected amortization of the foregoing cost over the next five years:
Through December 31,
2007 (July 1, 2007 through December 31, 2007)	$411	521	$529
2008	319	208	212
2009	180	125	127
2010	21	21	21
2011+	—	0	—

	$931	875	$889

In addition, the Company has adopted the Quadra Realty Trust, Inc. Independent Directors Deferred Compensation Plan (“Deferred Plan”). Quadra’s independent directors may elect to defer their compensation pursuant to the Deferred Plan. Deferrals under the Deferred Plan are subject to SFAS No. 123R since the amount of the liability related to the deferral is based on the price of Quadra’s common stock and any future dividends paid on Quadra’s common stock.

As of June 30, 2007, four of our independent directors had elected to defer an aggregate of $118,250 in compensation pursuant to the Deferred Plan. Therefore, for the three months ended June 30, 2007, we recorded 6,327 stock units for these deferrals in accordance with the terms of the Deferred Plan and 9,041 stock units for the period from February 21, 2007 (commencement of operations) to June 30, 2007. In accordance with SFAS No. 123R, we will adjust the recorded expense in each period relating to the change in the liability based on the closing price of the common stock at the end of the reporting period from the amounts previously recognized until such time as these deferrals are forfeited or settled in cash. We recorded a deferral of compensation expense related to the Deferred Plan of $77,355 for the three months ended June 30, 2007 and $113,105 for the period from February 21, 2007 (commencement of operations) to June 30, 2007. We recorded an adjustment to compensation expense and an adjustment to deferred compensation in the amount of $5,145 for the period from February 21, 2007 (commencement of operations) to June 30, 2007 in accordance with FAS No. 123R.

7.	Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by our management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, accrued interest, and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.

All of our investments in loans are subject to changes in credit spreads that may have a material impact on their fair value. For the reasons discussed below, we believe that as of June 30, 2007, the carrying amount of these assets approximates their fair value.

In regard to our commercial constructions loans, which have a carrying value of approximately $257.4 million at June 30, 2007, the credit spreads on construction loans on larger projects to established real estate developers remains stable. Further, our Manager continues to originate construction loans at similar spreads and is able to syndicate these loans into the marketplace at such pricing. Accordingly, we believe that carrying amount of our construction loans represent the fair value of such loans as of June 30, 2007.

In regard to non-construction assets, we closed on five such investments totaling $126.8 million between June 15 and June 30, 2007. As these loans were recently originated, we believe that the carrying amount of these assets represents their fair market value as of June 30, 2007.

Finally, the balance of portfolio consists of short-term bridge loans, mezzanine loans secured by office or hospitality portfolios and a mezzanine loan secured by a two office building properties in Los Angeles. Five of these loans mature in 2008 and the other two loans mature in the first half of 2009. Although the current widening of credit spreads on these assets is an indication that their fair value is less than their carrying amount, due to the short duration of these loans, partial prepayments received, and that we believe that the underlying assets have improved in operating performance since the corresponding loans were originated, we believe that the carrying amount of these loans represents their fair value as of June 30, 2007.

Our warehouse facilities bear interest based on a floating index and as such the balance presented reasonably approximates the fair value of the liability due to the variable nature of the liability. Our derivative instruments are presented at fair value in accordance with SFAS No. 133. Our computation of the fair value of the derivatives is based on the swap rate as of the last day of the quarter and computed using industry standard pricing tools.

8.	Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 200,000,000 shares of common stock, $0.001 par value and 100,000,000 shares of preferred stock, $0.001 par value. As of June 30, 2007, there were no shares of preferred stock issued or outstanding. As of June 30, 2007, 25,721,469 shares of common stock were issued and outstanding.

Equity Plan

We have adopted the Quadra Realty Trust, Inc. Equity Plan (“Equity Plan”), which provides for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units, unrestricted stock awards and other awards based on our common stock that may be made by us to our directors and officers and to our advisors and consultants who are providing services to the Company (which may include employees of our Manager and its affiliates) as of the date of grant of the award. As of June 30, 2007, 1,369 shares of common stock had been issued under the Equity Plan to one of our independent directors in respect of his fees.

An aggregate of 1,800,000 shares of our common stock were reserved for issuance under the Equity Plan, subject to adjustment. No more than 450,000 of such shares may be made subject to stock options and no more than 1,800,000 of such shares may be made subject to awards other than stock options, such as restricted stock awards, restricted stock units and other awards, which may include unrestricted grants of our common stock.

On February 21, 2007, 120,000 shares of common stock with a fair value of $1,800,000 at the date of grant were awarded to our Manager’s employees some who are Quadra officers or directors. The shares granted vest on February 21, 2010, three years from the date of grant. Pursuant to SFAS No. 123R, we recognized $187,650 in expense for the period from February 21, 2007 (commencement of operations) to June 30, 2007. The unamortized portion of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS No. 123R.

On March 13, 2007, 411 shares were awarded to an independent director of Quadra and vested immediately. On April 2, 2007, an additional 958 shares were awarded to an independent director of Quadra and vested immediately. With respect to these grants, we recognized $5,413 and $12,492 in compensation expense based on our share price of $13.17 on March 13, 2007 and $13.04 on March 30, 2007, respectively. We recognized $17,905 in compensation expense related to these grants for the period from February 21, 2007 (commencement of operations) to June 30, 2007.

At June 30, 2007, 121,369 shares of our common stock had been granted under the Equity Plan. As of June 30, 2007, there were 1,678,631 shares available for issuance under the Equity Plan.

Equity Grants

Schedule of Non Vested Shares

	Three Months ended June 30, 2007	Period from February 21, 2007 (commencement of operations) to June 30, 2007
Balance at Beginning of the period	120,000	—
Granted	958	121,369
Vested	(958)	(1,369)
Forfeited	—	—

Balance at June 30, 2007	120,000	120,000

All non vested shares are scheduled to vest during the year ending December 31, 2010.

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

On February 21, 2007, upon completion of Quadra’s initial public offering of its common stock, we granted to our Manager 600,000 fully vested shares of our common stock under the Manager Equity Plan. These shares are subject to our Manager’s right to demand registration of the shares for resale pursuant to a registration rights agreement. Further, the registration rights agreement requires us to register, upon request, any or all of the 600,000 shares for resale in the event we register any other shares of our common stock for sale. The registration rights are limited under certain conditions including lock-up agreements, hold back provisions and underwriter’s opinion with respect to the affect of the registration of the shares on the market for Quadra shares. Because these shares vested immediately, their fair value of $9 million at the date of grant was expensed at issuance.

At June 30, 2007, 100,000 shares remained available for issuance under the Manager Equity Plan.

9.	Earnings (Loss) Per Share

Earnings (loss) per share for the three months ended June 30, 2007, and for the period from February 21, 2007 (commencement of operations) to June 30, 2007, are computed as follows (unaudited and amounts in thousands except share and per share amounts):

	Three Months Ended June 30, 2007	Period from February 21, 2007 (commencement of operations) to June 30, 2007
Earnings (loss) per share—basic	$0.20	$(0.10)
Earnings (loss) per share—diluted	$0.20	$(0.10)

Numerator
Net income (loss):	$5,072	$(2,490)
Denominator (Weighted Average Shares)

Basic	25,601,448	25,601,108
Dilutive effect of restricted shares	120,000	—

Diluted	25,721,448	25,601,108

10.	Commitments and Contingencies

Many of our investments in loans have commitment amounts in excess of the amount that we have funded to date on such loans. At June 30, 2007, Quadra was obligated to provide approximately an additional $421 million of incremental proceeds at the request of the borrowers as long as such borrowers are in compliance with their respective loan agreements. It is projected that such incremental proceeds will be requested by December 2009. See Note 3 “Investments in Loans” for a table of Quadra’s loan commitments and the amount of Quadra’s outstanding fundings at June 30, 2007.

We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.

11.	Financial Instruments: Derivatives and Hedging

The following table presents the Company’s derivative liabilities and the related notional balance as of June 30, 2007:

	Fair Value at June 30, 2007 (in thousands)	Notional Balance at June 30, 2007 (in thousands)
Derivative Liabilities
Interest rate swaps	$(316)	$54,140

The unrealized loss on interest rate swap agreements relating to cash flow hedges was $316,053 with $312,216 of that amount recorded in accumulated other comprehensive loss for the three months ended June 30, 2007 and the period from February 21, 2007 (commencement of operations) to June 30, 2007. This change in unrealized loss on the cash flow hedges is reported in net change in accumulated other comprehensive loss in the consolidated statement of Stockholders’ Equity and Comprehensive Loss. We have designated $54.1 million of variable cash flow expense under our borrowings, including the Wachovia Facility, to be hedged by the interest rate swaps.

The Company believes that amount of the unrealized loss as of June 30, 2007 that may be reclassified from accumulated other comprehensive loss to income or expense for the twelve months ended June 30, 2008 is not expected to be significant.

12.	Subsequent Events

On August 6, 2007, the Board of Directors declared the Company’s first dividend in the amount of $0.10 per share of common stock. The dividend is payable on August 30, 2007 to common stockholders of record on August 15, 2007.

Since June 30, 2007, the concerns pertaining to the deterioration of the residential mortgage market have expanded to almost all areas of the debt capital markets including corporate bonds, asset based securities and commercial real estate finance. The increasing volatility in the financing markets has resulted in a significant widening of the credit spreads on both commercial mortgage backed securities (“CMBS”) and commercial real estate collateralized debt obligations (“CRE CDO”) in recent months. It has also caused a general reduction of liquidity in commercial real estate sector. We cannot foresee when the CRE CDO market will stabilize and do not believe that we will be able to successfully enter into a CRE CDO transaction on terms acceptable to us in the immediate short term. Due to the changes in market conditions, the Company is expanding its exploration of acceptable financing alternatives. If the current loss of liquidity in both the commercial real estate sector and the CRE CDO market continues for an extended period of time, the Company may be required to further adjust its business plan.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the consolidated financial statements and notes included herein. Certain amounts in the discussion have been rounded.

Overview

Quadra Realty Trust, Inc. (unless the context requires otherwise, all references to “Quadra”, “the Company”, “we”, “our” and “us” means Quadra Realty Trust, Inc. and its wholly owned subsidiaries, where applicable) is a commercial real estate finance corporation formed in Maryland principally to invest in commercial mortgage investments and related products, including constructions loans, mezzanine loans, B Notes, bridge loans, fixed and floating rate whole loans, loan participations, preferred equity investments and equity in commercial real estate. We are externally managed and advised by Hypo Real Estate Capital Corporation (“Manager”), a commercial real estate finance company specializing in debt financing for commercial real estate throughout the United States. We intend to elect to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code and generally will not be subject to federal income taxes to the extent we distribute at least 90% of our taxable net income to our stockholders. However, we established a taxable REIT subsidiary (“TRS”) which, if necessary, will be utilized to effect various taxable transactions. To the extent we enter into any such taxable transaction(s), TRS will incur federal, state and local taxes on the taxable income from such activities.

When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that seek to provide excess returns for the risks being taken. In each financing transaction, we, in conjunction with our Manager, undertake to control as much of the capital structure as possible in order to be able to identify and retain that portion or portions that provide the best risk adjusted returns. This is generally achieved through the direct origination of whole loans by our Manager which permits a wide variety of financing executions to achieve excess returns for the risks being taken. We believe that providing a single source of financing for developers and sponsors streamlines the lending process and provides greater certainty for borrowers. This allows us to acquire debt instruments that satisfy our internal return requirements, thereby enabling us to deliver, on a risk-adjusted basis, what we believe will be superior returns to our stockholders. In addition, we supplement our direct origination by acquiring assets in the secondary market which satisfy both our underwriting and return requirements. We have not invested in any loans that can be classified as sub-prime residential mortgages and do not intend to do so in the future.

In terms of our construction lending business, our Manager has an extensive and experienced construction servicing group with four engineers on staff. This group is involved early in the process to ensure that the proposed project is feasible based on projected costs to complete. We generally require that the developer/borrower obtain a guaranteed maximum price contract, that the majority of the trades are subcontracted and that the general contractor is acceptable to us based on its experience and expertise as well as its financial stability. Finally, we focus on high-end projects with well established developers or borrowers that provide us with completion guarantees. On this basis, we believe that construction financing continues to provide a positive return on a risk-reward basis.

Since our inception, we have completed transactions secured by a variety of property types in geographic markets throughout the United States. The overall United States commercial real estate market continues to have historically low default rates and capitalization rates. In this environment, we continue to focus on credit quality and the protection of principal rather than competing for product merely on the basis of yield. This emphasis on credit quality applies to both direct origination as well as investment opportunities in the secondary market. We attempt to avoid transactions in which unrealistic or overly aggressive increased rent assumptions are required in order for the underlying property to support future debt service. In the secondary market, we generally avoid first loss risk in larger transactions due to the high current valuation of the underlying real estate relative to historic valuation levels. Because of the significant increase in the value of institutional quality assets relative to historic norms, we typically focus on investments in which a conventional refinancing at loan maturity will provide for a complete return of our investment. As of June 30, 2007, we held total outstanding investments of approximately $630 million, net of premiums and discounts. The total commitment with respect to these investments was in excess of $1 billion. Our portfolio continues to perform as expected. To date, we have not incurred any defaults or material changes in the credit quality of any individual asset.

At the end of the first quarter, we entered into a warehouse facility with Wachovia Bank, NA (“Wachovia Facility”). As of June 30, 2007, we had approximately $312 million outstanding under the Wachovia Facility. On June 29, 2007, we entered into a second warehouse facility with KeyBank, NA. We are currently seeking additional warehouse facilities with other financial institutions. We intend to utilize these warehouse facilities to finance the acquisition of additional assets as well as fund future commitments with respect to assets in our existing portfolio.

During the second quarter, we acquired our first two fixed rate assets, a $17.1 million whole loan secured by a parking garage in Boston, MA and a $42.0 million mezzanine tranche of a loan secured by a multi-family property in New York City. While we acquired additional investments directly from unrelated third parties, our Manager continues to be the largest source of investments that we acquire.

A material portion of our investment portfolio is secured by mortgages on ground-up condominium construction with a significant concentration in New York City. In order for us to consider providing financing on a new, for-sale condominium project, the project must be located in either a “pre-sale” market and/or a market with high barriers to entry. Las Vegas and Miami are pre-sale markets. New York City is an example of a market with high barriers to entry. In each of Las Vegas and Miami, developers are able to enter into contracts for the sale of individual condominium units prior to commencing construction. Such contracts generally require 20% non-refundable deposits, with 10% due at signing and the balance either at the time of a material event (such as the pouring of concrete) or a date certain (e.g. 90 days after execution of the contract). In pre-sale markets, we generally will not commence funding of the construction portion of the loan until the borrower has obtained “qualified” purchase contracts equal to or in excess of the loan amount. For this purpose, a qualified contract is a contract which provides for, among other items, the required non-refundable deposit and a sales price in excess of the minimum release price.

As of June 30, 2007, our portfolio included loans to one project in Las Vegas and two projects in South Florida. Trump International Hotel and Tower is located on Las Vegas Boulevard in Las Vegas. The project is almost completely sold-out with total sales contracts of approximately $1.0 billion. We believe that units will begin to be delivered in the first quarter of 2008. Our two projects in South Florida are located in Miami and Miami Beach. 900 Biscayne is located in the Biscayne corridor in Miami. Over 93% of its residential units and all of its available commercial office and retail space are under contract for sale. We believe that units will begin to be delivered in the first quarter of 2008. The W South Beach is located on Collins Avenue in the northern portion of the South Beach section of Miami Beach and is the last remaining oceanfront parcel in South Beach. South Beach is both a pre-sale market and a market with high barriers to entry, including a limited amount of oceanfront property. More than 60% of the units are already sold and construction has only recently commenced.

New York City is not a pre-sale market, but is a market with high barriers to entry. There is only a limited amount of land available, especially in Manhattan, and the regulatory and political environment makes it extremely difficult for the inexperienced to successfully complete a project. We have provided financing to several for-sale condominium construction projects in New York City, including Riverside H & I, 200 West End Avenue, the Brompton, the Lucida, the Edge and Superior Ink. We believe that each of the projects we have financed in New York City has been well received. As of June 30, 2007, sales were either at or above our initial projections.

In addition to these investments, we have two other investments secured by properties located in New York City. The first, 2075 Broadway, is a pre-development/land loan on a parcel secured by a fee interest located at 72nd Street and Broadway on the Upper West Side of Manhattan. The second, the Savoy, is mezzanine loan secured by a multi-family property in upper Manhattan. Rental vacancies in New York City remain low and there is limited ability to build new multi-family properties due to the high cost of land and the other barriers to entry discussed above.

Notwithstanding the foregoing, recent events in the residential mortgage market may impact the ability of prospective purchasers of individual condominium units to obtain financing for their units and therefore impact the developer’s ability to repay our loan in a timely manner.

As we continue to expand our investment portfolio, we intend to be increasingly well-diversified both by product type and geography. As of June 30, 2007, the portfolio has a material concentration in New York City. While there are certain risks associated with concentration, (e.g., a general economic downturn in the region can impact overall real estate values) we continue to believe that the New York City residential market, both for-sale and rental, will continue to remain strong due to the constraints on supply. We believe that the New York City office market, which is experiencing historically high rental rates and historically low vacancy and capitalization rates, is currently over leveraged, We also believe that projected office rent increases may be overly aggressive. Therefore we have limited our exposure to this market.

Outlook and Recent Trends

Credit spreads on a commercial mortgages (i.e., the interest rate spread overall given benchmarks such as LIBOR or U.S. Treasury securities) are significantly influenced by: (i) supply and demand for such mortgage loans and (ii) capital markets execution for the sale or financing of such commercial mortgage assets. In the case of the former, the number of potential lenders in the market place and the amount of funds they are willing to devote to commercial mortgage assets will impact credit spreads. As liquidity or “demand” increases, spreads on equivalent commercial mortgage loans will decrease. Conversely, a lack of liquidity will result in credit spreads increasing. During periods of volatility, the number of lenders participating in the market may change at an accelerated pace. Further, many lenders are subject to the capital markets in order to finance their portfolio of commercial loans. Lenders are forced to increase the credit spread they are willing to lend at as liquidity in the capital market decreases. As the market tightens, many lenders have requested additional collateral or repayments with respect to their loans in order to maintain margins that are acceptable to them.

For existing loans, when credit spreads widen, the fair value of these existing loans decrease in market price. If a lender were to originate a similar loan today, such loan would carry a greater credit spread than the existing loan. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the fair value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread. Accordingly, when a lender wishes to sell the loan in a whole loan transaction, a commercial mortgage backed securities (“CMBS”) issuance, finance the loan under a warehouse facility, or pledge the loan in a commercial real estate collateralized debt obligations (“CRE CDOs”) financing, the reduced fair value of the loan will impact the total proceeds that the lender will receive.

Recently, concerns pertaining to the deterioration of the residential mortgage market have expanded to almost all areas of the debt capital markets including corporate bonds, asset based securities and commercial real estate finance. This has resulted in a general reduction of liquidity in the commercial real estate sector. It has also caused a significant widening of the credit spreads on both CMBS and CRE CDOs in recent months. CRE CDOs have been an attractive method to finance the acquisition of assets because they provide long term financing at a fixed spread over LIBOR. We can not foresee when the CRE CDO market will stabilize, but do not believe that we could successfully enter into a CRE CDO transaction on terms acceptable to us in the immediate short term. Due to the changes in market conditions, the Company is exploring acceptable financing alternatives.

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

Loans and Investments

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, unless such loan or investment is deemed to be impaired. At such time as we invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing, we will be required to determine whether such investment should be accounted for as a loan, joint venture or as real estate. Such determination can involve significant judgment, and impact the timing of income recognition on the investment. Quadra did not own any preferred equity investments at June 30, 2007.

The expense for possible credit losses in connection with loan investments is a charge to earnings to increase the allowance for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral may be determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs. Alternatively, for construction loans, the fair value of the collateral may be determined based on the estimated cost to complete and projected sales value of the property, less selling costs. Whichever method is used, other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. Based upon these factors, we will establish an allowance for possible credit losses by category of asset. When it is probable that we will be unable to collect all amounts contractually due, the loan is considered impaired.

Where impairment is indicated, a valuation allowance is established based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses. As of June 30, 2007, we had no impaired loans and, accordingly, no allowance for loan losses. We will establish an allowance for impaired loans at some future date when our Manager determines that it is probable that we will be unable to collect all amounts contractually due.

Our Manager makes significant subjective judgments and assumptions regarding the above items. There may be a material impact to these financial statements if our Manager’s judgment or assumptions are subsequently determined to be incorrect.

Revenue Recognition

Interest income on investments in loans is recognized over the life of the investment on the accrual basis. Loan up front fees, acquisition premium, acquisition discount and acquisition costs are recognized over the term of the loan as an adjustment to yield. Anticipated exit fees, whose collection is expected, will also be recognized over the term of the loan as an adjustment to yield. Unamortized fees are recognized when the associated loan investment is refinanced or repaid before maturity on the date of such refinancing or repayment.

Income recognition will generally be suspended for loan investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Stock Based Compensation

We account for stock-based compensation in accordance with the provisions of Statement of Financial Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation”, which establishes accounting and disclosure requirements using the fair value based methods of accounting for stock-based compensation plans. Compensation expense related to grants of stock and stock options will be recognized over the vesting period of such grants based on the estimated fair value on the grant date. Stock compensation awards granted to our Manager and certain employees of our Manager will be accounted for in accordance with EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires us to measure the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty’s performance is complete.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which established a framework for calculating the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities. The statement is effective for us on January 1, 2008. We are currently evaluating the impact, if any, that the adoption of this statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This “Fair Value Option” would be available on an instrument by instrument basis. The effective date for this statement for us is January 1, 2008. We are currently assessing the impact, if any, that adoption of this statement will have on our consolidated financial statements.

In June, 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the "Guide"). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective for the Company on January 1, 2008. The Company is currently evaluating this new guidance and has not determined whether it will be required to apply the provisions of the Guide in presenting its financial statements.

Results of Operations

For the three months ended June 30, 2007 and for the period from February 21, 2007 (commencement of operations) to June 30, 2007

Revenue

Investment income is generated on our investment portfolio of commercial mortgage investments and related products which as of June 30, 2007 consisted of constructions loans, mezzanine loans, B Notes, bridge loans, fixed and floating rate whole loans and loan participations.

Investment income earned on these assets was $9.5 million and $12.1 million for the three months ended June 30, 2007 and for the period from February 21, 2007 (commencement of operations) to June 30, 2007, respectively.

In addition, we earned other income, which consisted primarily of interest earned on cash balances, of $456,991 and $906,758 for the three months ended June 30, 2007 and for the period from February 21, 2007 (commencement of operations) to June 30, 2007, respectively.

Expenses

Interest expense for both the three months ended June 30, 2007 and for the period from February 21, 2007 (commencement of operations) to June 30, 2007 was $2.1 million. As of June 30, 2007, we had not yet utilized the KeyBank facility. Accordingly, the amount of interest expense was primarily allocable to our repurchase facility with Wachovia and includes the amortization of both the commitment fee for the facility as well as legal costs incurred in documenting the facility. We did not incur any interest expense in the period prior to this quarter as the Wachovia Facility closed on March 29, 2007 and we did not have any borrowings under the facility until April 3, 2007.

In accordance with our management agreement with our Manager, we pay a monthly base management fee, in arrears, equal to one-twelfth of the product of 1.75% multiplied by shareholder’s equity. Our Manager is also eligible to receive an incentive management fee if certain performance levels are obtained. No incentive management fee has been earned since inception of the Company. The management agreement also calls for Quadra to reimburse our Manager a reasonable amount for our Manager’s overhead and for direct expenses incurred by our Manager on Quadra’s behalf.

On this basis, management and overhead fees were paid to our Manager in accordance with the management agreement. We recorded $1.6 million and $2.2 million for the three months ended June 30, 2007 and for the period from February 21, 2007 (commencement of operations) to June 30, 2007, respectively for the base management fee. We also recorded $233,326 and $317,156 for the three months ended June 30, 2007 and for the period from February 21, 2007 (commencement of operations) to June 30, 2007, respectively for our share of certain of our Manager’s overhead costs pursuant to our agreement with our Manager. At June 30, 2007, $696,361 of the aforementioned fees were due and payable to our Manager.

On February 21, 2007, we issued 600,000 shares of our common stock to our Manager pursuant to the Manager Equity Plan. We recorded non-employee compensation expense of $9.0 million for the period from February 21, 2007 (commencement of operations) to June 30, 2007, with regard to the issuance of the shares. The 600,000 shares represent 86% of the total shares available under the plan and 100,000 shares remain available under the Manager Equity Plan. The shares vested immediately and are not subject to revaluation on a regular basis pursuant to SFAS No. 123R.

Included in our expenses is stock based non-employee compensation related to our issuance of 120,000 restricted common stock shares to our Manager’s employees, some who are also Quadra officers or directors, with a fair value of $1.8 million at the date of grant. The shares granted vest on February 21, 2010, three years from the date of grant. Pursuant to SFAS No. 123R, we recognized non-employee compensation expense of $120,897 and $187,650 for the three months ended June 30, 2007 and for the period from February 21, 2007 (commencement of operations) to June 30, 2007, respectively. The unamortized portion of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS No. 123R.

Marketing, general and administrative expenses were $844,851 and $1,333,075 for the three months ended June 30, 2007 and for the period from February 21, 2007 (commencement of operations) to June 30, 2007, respectively, which primarily represents professional fees, insurance and general overhead costs for the Company.

We had $315,947 of certain expenses related to formation and start up of Quadra involving professional fees, filling fees and other miscellaneous non recurring costs.

The management fees, expense reimbursements, formation costs and the relationship between our Manager and us are discussed further in “Related Party Transactions.”

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. Our primary sources of funds for liquidity include: 1) cash flow from operations; 2) borrowings under our Wachovia repurchase facility and our KeyBank revolving credit facility; 3) other forms of financing; 4) proceeds from common or preferred equity offerings; 5) proceeds from principal payments on our investments; and, to a lesser extent, 6) sale or syndication of certain of our investments. We believe these sources of financing will be sufficient to meet our short-term liquidity needs.

Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders.

Our long term business model is premised on our ability to access the capital markets for long term financing through CRE CDO transactions. Currently, the CRE CDO market is experiencing extreme volatility and widening credit spreads. As a result our ability to execute a CRE CDO transaction in the near future is unlikely. Accordingly, we anticipate continuing to finance our assets using warehouse facilities until such time that market conditions allow us to complete a CRE CDO transaction on terms that are acceptable to us. Our primary emphasis will be expanding overall availability under our existing warehouse facilities as well as securing additional warehouse facilities. The market for short-term warehouse facilities is also experiencing an overall reduction of liquidity, thereby increasing our difficulty in securing incremental short-term financing. If the current reduction of liquidity in both the short-term warehouse market and the CRE CDO market continues for an extended period of time, the Company may be required to further adjust its business plan.

Depending on market conditions, we expect that once we are fully levered, our debt financing will be in the range of 70% to 80% of the carrying value of our total assets. Any indebtedness we incur will likely be subject to continuing covenants and we will likely be required to make continuing representations and warranties about our Company in connection with such debt. Our debt financing terms may require us to keep cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability. Moreover, our debt may be secured by our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on our liquidity and the value of our common stock. In addition, posting additional collateral to support our credit and repurchase facilities will reduce our liquidity and limit our ability to leverage our assets.

The loans in our portfolio continue to perform as expected. However, the recent widening of credit spreads, with respect to certain commercial real estate finance asset classes, will negatively affect the fair value of the loans in that portion of our portfolio. Our warehouse lender could also evaluate the fair value of our assets pledged as collateral on our borrowings from them. Depending on the results of such valuations, our warehouse lender may require us to either reduce our outstanding balance with them or provide additional collateral. At June 30, 2007, we had in excess of $191.7 million in unencumbered loan assets which could be used as incremental collateral.

In order to qualify as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital for operations.

Cash Flows

Net cash provided by operating activities for the period from February 21, 2007 (commencement of operations) to June 30, 2007 was $0.2 million. Operating cash flow was generated primarily by interest income on investments in commercial mortgage investments and related products, including constructions loans, mezzanine loans, B Notes, bridge loans, fixed and floating rate whole loans and loan participations, and earnings on cash balances.

Cash used in investing activities for the period from February 21, 2007 (commencement of operations) to June 30, 2007 was $579.9 million. There were principal repayments on two of our mezzanine loan investments aggregating $77.4 million.

Net cash provided by financing activities for the period from February 21, 2007 (commencement of operations) to June 30, 2007 was $542.8 million. For the period from February 21, 2007 (commencement of operations) to March 31, 2007, all proceeds came from the completion of the initial public offering of our common stock. For the three months ended June 30, 2007, all proceeds came from borrowings under the Wachovia Facility. A portion of the principal payments received with respect to the principal repayments on two of our mezzanine loan investments were used to repay borrowings under the Wachovia warehouse facility.

Capitalization

Our authorized capital stock consists of 200,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2007, there were 25,721,469 shares of common stock were issued and outstanding and there were no shares of preferred stock issued or outstanding.

In February 2007, we completed our initial public offering of 16,670,000 shares of common stock, resulting in net proceeds of approximately $230 million, which were used to fund investments and commence our operations. In addition, our Manager was issued 8,330,000 of common stock shares as partial consideration for assets transferred to us at time of the initial public offering. In addition, our Manager received 600,000 shares under the Quadra Realty Trust, Inc. Manager Equity Plan, which vested immediately.

As of June 30, 2007, 121,369 restricted shares had also been issued under the Quadra Realty Trust, Inc. Equity Plan. Of these shares, 120,000 have a vesting period of three years. The remaining 1,369 shares vested immediately. Each plan provides for the current payment of distributions declared by us on our common stock to the shares granted pursuant to such plan.

Further, under our Independent Director’s Deferred Compensation Program, our independent directors may elect to defer up to 100% of their annual retainer fee. Fees deferred under the program are credited in the form of phantom stock units. Upon a directors’ termination of service from our board of directors, the phantom stock units are payable in cash based on the closing price the shares at the date of termination times the number of phantom stock units held. Phantom stock units are credited to each independent director quarterly using the closing price of our common stock on the last business day of the prior quarter. Upon the declaration and payment of a dividend to the common stockholders, the holders of the phantom stock units shall be credited for an equivalent amount in additional phantom stock units based on the closing price of the common stock on the date of payment to the common stockholders.

As of June 30, 2007, there were approximately 9,041 phantom stock units recorded on the books of the Company. The Company has recorded a SFAS No. 123R adjusted liability of $113,105 with regards to the phantom stock units.

Quantitative and Qualitative Disclosures about Market Risk

Market risk

Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed are real estate, interest rate risks, capital markets credit spreads and credit market liquidity.

Real Estate Risk

Commercial mortgage assets, multi-family property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions which may be adversely affected by industry slowdowns and other factors, local real estate conditions (such as oversupply of retail, industrial, office or other commercial space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building and similar codes, and increases in operating expenses (such as energy costs). In the event net operating income decreases, or the value of for sale property decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. Even when a property’s net operating income is sufficient to cover the property’s debt service at the time a loan is made, there can be no assurance that this will continue in the future. Our investments in real estate loans are in varying parts of the United States of America, with a concentration in the New York City market.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Most of our assets and borrowings are expected to be variable rate instruments that we will finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. Accordingly, upon acquiring two fixed rate assets, we entered into two interest rate swaps in order to match our cash flow liabilities (please see “Hedging of Interest Rate Risk” below.) To the extent that we fail to hedge the cash flows of our variable rate debt associated with our fixed rate cash inflows and if the benchmark for our variable rate debt increases, our net income would decrease. Furthermore, as most of our available financing allows the lender to mark our assets to market and make margin calls based on a change in the value of our assets, financing fixed rate assets with floating rate debt creates the risk that an increase in fixed rate benchmarks (such as “swap” yields) would decrease the value of our fixed rate assets.

In the event of a significant rising interest rate environment and/or economic downturn, delinquencies and defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

As of June 30, 2007, the interest rates on the majority of our investment portfolio, as well as amounts outstanding under the Wachovia Facility, were based on one month LIBOR. To the extent that interest rates fluctuate, due to inflation or other reasons, the interest income we record is approximately matched to the interest expense on our financing line resulting in a fairly constant income spread on our floating rate assets . During the quarter ended June 30, 2007, we acquired two fixed rate assets. To reduce our exposure to interest rate fluctuations on that portion of our income based on fixed rates, we entered into interest rate swaps to hedge a portion of our fixed rate income against our variable rate borrowing expense. Accordingly, by utilizing these derivative instruments to hedge our floating rate liability, we significantly reduce our exposure to fluctuations on our fixed rate assets spreads.

To the extent interest rates decrease, fixed rate borrowers may be financially motivated to refinance their existing higher rate debt, thereby prepaying such debt. Both of our fixed rate assets include prepayment provisions which either limit the borrower’s ability to prepay or impose a prepayment penalty, thereby compensating us for early prepayments. A more significant risk with regard to prepayments has been increasing sales prices and lower effective capitalization rates on commercial real estate in general and on office properties, in particular. The increase in sales prices has motivated many real estate investors to sell assets, including recent acquisitions. To the extent we receive a prepayment, there is always a risk that we will be unable to reinvest proceeds at an equivalent interest rate spread. This risk was particularly relevant between 2003 and 2006 due to spread compression in the commercial real estate debt market. Over the past year, interest rate spreads have stabilized and while there is still a risk with regard to reinvestment of proceeds, we believe that it is not as prevalent as two years ago.

As of June 30, 2007, we had an outstanding balance of $312 million under our financing facilities. As the size of our portfolio increases we anticipate that we will continue to draw upon such facilities. We anticipate additional acquisitions and anticipate additional draws in order to fund the new acquisitions and to fund current commitments of certain assets.

Hedging of Interest Rate Risk

Since certain of Quadra’s cash inflows are at a fixed rate and all of its current borrowings under the Wachovia Facility are at a floating rate, we determined that it would be prudent to hedge a portion of this borrowing. To accomplish this Quadra entered into two interest rate swaps. In each of the swaps, Quadra pays a fixed rate of interest and in exchange receives a floating rate of interest from the counterparty. Quadra will offset the received cash flow against the payment of the floating rate interest on borrowings.

Our current warehouse facility with Wachovia matures on March 27, 2010 with the right to extend for an additional year under certain conditions and with the payment of certain fees. Because of the nature of Quadra’s business, it is anticipated that Quadra will always have one or more warehouse facilities with similar reset dates and the same index as the current Wachovia Facility and may have one or more CRE CDOs. It is anticipated that it will be necessary to arrange for the Wachovia Facility to be renewed or that a similar alternative facility be secured.

On June 18, 2007, Quadra entered into an interest rate swap (“Swap 07-01”) with a notional amount of $17,140,000 with a maturity of July 15, 2010. Because the Wachovia Facility matures 110 days prior to the maturity of the Swap, we will absorb any ineffectiveness of the hedge to profit and loss in accordance with SFAS No. 133.

On June 22, 2007, Quadra entered into a second interest rate swap (“Swap 07-02”) with a notional amount of $37,000,000 with a maturity of January 15, 2014. The duration of the cash flow hedge was based on our evaluation of our expected fixed rate cash inflows. The intent of the Swap 07-02 is to hedge current liabilities and prospectively the highly probable floating rate borrowings from a new or extended warehouse line or from Quadra’s anticipated issuance of collateralized debt obligations. It is expected that Swap 07-02 will be re-designated to hedge any borrowing of sufficient maturity upon our issuance of suitable obligation.

Capital Markets Credit Spreads and Credit Market Liquidity

The Company is affected by the trends in capital market credits spreads as well as the overall liquidity of capital markets as discussed in “Outlook and Recent Trends” and “Liquidity and Capital Resources” above.

We do not expect inflation to have a material effect on our results of operations for the fiscal year ending December 31, 2007.

Repurchase Facility

Our repurchase facility with Wachovia Bank, NA has an initial debt capacity of $500 million with the ability, subject to the satisfaction of certain conditions to increase to $750 million. The Wachovia Facility bears interest at spreads of 0.15% to 3.00% over one month LIBOR and provides for advance rates that vary from 50% to 90% based upon the collateral pledged. The facility’s maturity date is March 27, 2010. Wachovia has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had borrowings of $312 million at a weighted average spread to LIBOR of 128 basis points as of June 30, 2007. The facility requires that we pay down borrowings under it as principal payments on the loans and investments pledged are received. Assets pledged as collateral under these facilities may include stabilized and transitional whole loans, construction loans, participations, subordinate interests in whole loans, mezzanine loans, preferred equity and equity in commercial real estate properties, rated CMBS and other real estate related assets acquired by us.

The Wachovia Facility contains certain financial covenants which require Quadra on a consolidated basis to: (a) maintain minimum liquidity of at least $30 million, of which at least $15 million must consist of cash and permitted investments (as defined in the Wachovia Facility); (b) maintain minimum tangible net worth (as defined in the Wachovia Facility) of not less than $300 million plus 75% of the proceeds of Quadra’s subsequent equity issuances plus 75% of consolidated net retained earnings; (c) maintain the ratio of total liabilities to tangible net worth no greater than 5.0 to 1.0, exclusive of any future CDOs issued by wholly owned subsidiaries of Quadra; and (d) maintain a fixed charge coverage ratio of not less than 1.5 to 1. The Wachovia Facility also contains covenants that restrict Quadra from making distributions in the event of default, except that Quadra may pay distributions necessary to maintain its status as a REIT. The Wachovia Facility requires that Quadra pay down borrowings under the facility as principal payments on the loans and investments pledged to the facility are received. As of June 30, 2007, we were in compliance with all covenant requirements.

Revolving Credit Facility

On June 29, 2007 we closed a $25 million revolving credit facility with KeyBank NA, with an initial term of two years. Subject to the satisfaction of certain conditions, the facility may be increased to $50 million. The facility is supported by a pledge of an identified asset base with advance rates that vary from 40% to 75% of the asset value provided under a borrowing base calculation. The lender also has consent rights to the inclusion of assets in the borrowing base calculation. The facility bears interest at one month LIBOR + 2.25% to 3.00% based on our leverage ratio, defined as total liabilities to total assets, including our proportionate share of the liabilities and assets of our unconsolidated subsidiaries. At June 30, 2007 we had no borrowings under the facility.

The terms of the revolving credit facility include covenants that: (a) limit our maximum total indebtedness to no more than 87.5% of total assets; (b) require our fixed charge coverage ratio to be at no time less than 1.40; (c) require us to maintain minimum tangible net worth of not less than $306 million plus 75% of the net proceeds from equity offerings completed after the closing of the facility; and (d) restrict the maximum amount of our total recourse indebtedness. The covenants also restrict us from making distributions in excess of a maximum of 100% of our taxable income (exclusive of the non-cash expense associated with a one-time stock grant to our manager), except that we may in any case pay distributions necessary to maintain our REIT status. As of June 30, 2007, we were in compliance with all such covenants.

Indebtedness

At June 30, 2007, we had $312 million outstanding under the Wachovia Facility.

Contractual Obligations

The table below summarizes our contractual obligations as of June 30, 2007 (amounts in thousands).

	2007	2008	2009	2010	2011+	Total
Commitments to fund loans	$179,314	$192,353	$49,429	$—	$—	$421,096
Repayment of Wachovia Facility	—	—	—	312,234	—	312,234

	$179,314	$192,353	$49,429	$312,234	$—	$733,330

The estimated amounts and timing of the commitments presented above are based on projections based on data provided by borrowers. The projections are subject to adjustments based on changes in borrowers’ needs. The Wachovia warehouse facility expires March 27, 2010 and must be repaid by such date unless extended. Under certain circumstances, repayments may be required prior to the expiration date. Any amounts due to our Manager under the management agreement are not included in the table above because such amounts are not fixed and determinable.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had two off-balance sheet arrangements.

	Fair Value at June 30, 2007 (in thousands)	Notional Balance at June 30, 2007 (in thousands)
Derivative Liabilities
Interest rate swaps	$(316)	$54,140

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to pay regular quarterly dividends to our stockholders. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our credit facilities, we must first meet both our operating requirements and scheduled debt service on our outstanding borrowings.

Related Party Transactions

Contribution Agreement

We and our Manager entered into a contribution agreement, pursuant to which our Manager contributed a portfolio of initial assets to us and, in exchange, we issued to our Manager 8,330,000 restricted shares of our common stock and paid to our Manager approximately $141 million from the net proceeds of our initial public offering of common stock. Our Manager determined that the fair value of the assets to be contributed was approximately $266 million on February 21, 2007 (inclusive of accrued interest purchased, premium paid and up-front fees contributed by our Manager). We recorded each initial asset we purchased at its fair value to the extent we paid our Manager in cash. To the extent we paid our Manager in our common stock, we recorded each initial asset purchased at our Manager’s carrying amount on the date of transfer.

Management Agreement

In connection with our initial public offering, we entered into a management agreement with our Manager which describes the services to be provided by our Manager and its compensation for those services. Under the management agreement, our Manager, subject to the oversight of our board of directors, is required to conduct our business affairs in conformity with the policies and the investment guidelines that are approved by our board of directors. The management agreement has an initial term expiring on June 30, 2009, and will automatically be renewed for one-year terms thereafter unless terminated by us or our Manager.

Please see Note 5. Related Party Transactions—Management Agreement in the Notes To Consolidated Financial Statements in Part I Item 1. for a summary description of the compensation, fees and costs payable to our Manager.

Transactions with our Manager included:

1)	Our acquisition of our initial assets from our Manager upon the completion of Quadra’s initial public offering of stock. The fair value of the acquisitions was approximately $266 million inclusive of accrued interest purchased, approximately $3 million in premium and approximately $5 million of up-front fees contributed to us. In exchange for these assets, we issued 8,330,000 restricted shares of common stock to our Manager at a fair value of approximately $125 million at the date of grant and paid approximately $141 million from the proceeds of our public offering. In accordance with SEC Staff Accounting Bulletin Topic 5.G Transfers of Nonmonetary Assets by Promoters or Shareholders, we recorded each initial asset we purchased at its fair value to the extent we paid our Manager in cash. To the extent we paid our Manager in our common stock, we recorded each initial asset purchased at our Manager’s carrying amount on the date of transfer. As a result of recording a pro-rata portion of each asset at our Manager’s carrying amount, we have reduced the basis of the assets purchased from our Manager by approximately $1.5 million with a corresponding reduction to additional paid in capital as of the purchase date.

2)	Our issuance of 600,000 shares of unregistered common stock issued to our Manager concurrently with Quadra’s initial public offering of common stock at fair value of $9.0 million at date of grant. These shares vested immediately and therefore their fair value was expensed at issuance.

3)	Our issuance of 120,000 shares of restricted common stock to our Manager’s employees, some who are also Quadra officers or directors, with a fair value of $1.8 million at the date of grant. The shares granted vest on February 21, 2010, three years from the date of grant. Pursuant to SFAS No. 123R, for the three months ended June 30, 2007 and the period from February 21, 2007 (commencement of operations) to June 30, 2007 we recognized expense of $120,897 and $187,650, respectively . The unamortized portion of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS No. 123R.

4)	Our reimbursement of $910,061 to our Manager of pre-public offering costs for software set up, organizational costs incurred in connection with the formation of Quadra, the formation of its affiliates, the initial public offering, consulting fees paid and other third party costs incurred by our Manager on behalf of Quadra.

5)	We recorded $1.6 million and $2.2 million for the three months ended June 30, 2007, and for the period from February 21, 2007 (commencement of operations) to June 30, 2007, respectively for the base management fee in accordance with our agreement with our Manager. We also recorded $233,326 and $317,156 for the three months ended June 30, 2007, and for the period from February 21, 2007 (commencement of operations) to June 30, 2007, respectively for our share of certain of our Manager’s overhead costs pursuant to our management agreement with our Manager. At June 30, 2007, $696,361 of the foregoing fees were due and payable to our Manager. No incentive fees have been earned by our Manager since our inception.

6)	We acquired $168.5 million in commitments ($98.1 million funded at acquisition) of our investment in loans from our Manager during the three months ended June 30, 2007 and we acquired $872.2 million in commitments ($380.2 million funded at acquisition) of our investment in loans from our Manager during the period from February 21, 2007 (commencement of operations) to June 30, 2007.

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

Adjusted Funds from Operations

Adjusted Funds from Operations, or AFFO, is a non-GAAP financial measure. We compute AFFO in accordance with our management agreement’s definition of FFO and as such it may not be comparable to AFFO reported by other REITs that do not compute AFFO on the same basis. Our management agreement defines FFO, for purposes of the agreement, to mean net income (computed in accordance with GAAP), excluding gains (losses) from debt restructuring and gains (losses) from sales of property, plus depreciation and amortization on real estate assets and non-cash equity compensation expense, and after adjustments for unconsolidated partnerships and joint ventures; provided , that, for the purposes of determining the management incentive fee, the foregoing calculation of FFO shall be adjusted to exclude one-time events pursuant to changes in GAAP and may be adjusted to exclude other non-cash charges after discussion between our Manager and the independent directors, and approval by the majority of our independent directors in the case of non-cash charges.

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

Neither FFO or AFFO represent cash generated from operating activities in accordance with GAAP and they should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or cash flow from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make cash distributions.

FFO and AFFO (amounts in thousands except per share data):

	FFO Three Months Ended June 30, 2007	AFFO Three Months Ended June 30, 2007	FFO for the period from February 21, 2007 (commencement of operations) to June 30, 2007	AFFO for the period from February 21, 2007 (commencement of operations) to June 30, 2007
Net income (loss) (GAAP)	$5,072	$5,072	$(2,490)	$(2,490)
Add:
Stock-based compensation to manager	—	—	—	9,000
Other stock-based compensation	—	134	—	206

Funds From Operations and Adjusted Funds From Operations	$5,072	$5,206	$(2,490)	$6,716

FFO and Adjusted FFO per share basic	$0.20	$0.20	$(0.10)	$0.26
FFO and Adjusted FFO per share diluted	$0.20	$0.20	$(0.10)	$0.26
Basic weighted average shares outstanding	25,601,448	25,601,448	25,601,108	25,601,108
Diluted weighted average shares outstanding	25,721,448	25,721,448	25,601,108	25,601,108

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

Changes in Internal Controls over Financial Reporting

We began operations on February 21, 2007 and therefore all current internal controls were implemented during the period from February 21, 2007 (commencement of operations) to March 31, 2007. There has been no change in our internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal proceedings

None

Item 1A.	Risk factors

There have been no material changes to the risk factors previously disclosed in the prospectus filed pursuant to Rule 424b(4) on February 14, 2007 with the Securities and Exchange Commission in connection with our initial public offering, except for a continued disruption in the collateralized debt obligation (CDO) market and other sectors of the credit markets, as discussed below.

Our funding strategy involves leveraging on investments through borrowings generally through the use of warehouse facilities, bank credit facilities, repurchase agreements, secured loans, securitization, including the issuance of CDOs, and other borrowings. In the short-term we intend to use warehouse lines of credit to finance the acquisition of assets and incremental fundings of existing assets until a sufficient quantity of eligible assets is accumulated, at which point we intend to refinance through a CDO securitization or other- long-term secured financing. Currently, the availability of liquidity through CDOs is very limited due to investor concerns surrounding residential mortgage credit risk, hedge fund losses, the large volume of unsuccessful leveraged loan syndications and the related impact on the overall credit markets. These concerns have materiality impacted liquidity in the debt markets, making financing terms for borrowers less attractive. A prolonged downturn in the CDO and CMBS markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

Item 2.	Unregistered sales of securities

None.

Item 3.	Defaults upon senior securities

None.

Item 4.	Submission of matters to a vote of security holders

None.

Item 5.	Other information

None.

Item 6. Exhibits, 302 and 906 certifications

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation. (a)

3.2	Amended and Restated Bylaws of the Registrant. (a)

4.1	Form of Certificate for Common Stock. (b)

10.1	Form of Registration Rights Agreement between Quadra Realty Trust, Inc. and Hypo Real Estate Capital Corporation. (b)

10.2	Form of Management Agreement between Quadra Realty Trust, Inc. and Hypo Capital Real Estate Capital Corporation. (b)

10.3	Form of Contribution Agreement between Quadra Realty Trust, Inc. and Hypo Real Estate Capital Corporation. (b)

10.4	Quadra Realty Trust, Inc. Equity Plan. (c)

10.5	Form of Restricted Stock Award Agreement under Quadra Realty Trust, Inc. Equity Plan. (b)

10.6	Form of Restricted Stock Unit Award Agreement under Quadra Realty Trust, Inc. Equity Plan. (b)

10.7	Form of Non-Qualified Stock Option Agreement under Quadra Realty Trust, Inc. Equity Plan. (b)

10.8	Form of Quadra Realty Trust, Inc. Manager Equity Plan. (b)

10.9	Form of Restricted Stock Award Agreement under Quadra Realty Trust, Inc. Manager Equity Plan. (b)

10.10	Form of Restricted Stock Unit Award Agreement under Quadra Realty Trust, Inc. Manager Equity Plan. (b)

10.11	Form of Non-Qualified Stock Option Agreement under Quadra Realty Trust, Inc. Manager Equity Plan. (b)

10.12	Form of Quadra Realty Trust, Inc. Independent Director Deferred Compensation Plan. (b)

10.13	Form of Indemnification Agreement between Quadra Realty Trust, Inc. and its directors and officers. (b)

10.14	Wachovia Warehouse Loan Facility agreement (d)

21.1	Subsidiaries of the Registrant.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q that was filed with the Securities and Exchange Commission on May 15, 2007.
(b)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-138591), as amended.
(c)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-145343)
(d)	Incorporated by reference to the Registrant’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission on April 2, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUADRA REALTY TRUST, INC.

By:	/s/ Steven M. Sherwyn
Steven M Sherwyn
Chief Financial Officer

Date: August 14, 2007