Form 10-Q
period 2007-09-30
Quadra Realty Trust, Inc.
filed 2007-11-13
CIK 1380501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value was 25,723,779 at November 13, 2007.

Quadra Realty Trust, Inc. and Subsidiaries

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Quadra Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheet

(Unaudited and amounts in thousands, except share data)

September 30, 2007
Assets:
Cash	$34,048
Investments in loans - held for investment	539,932
Investments in loans - available for sale	113,827
Accrued interest receivable	4,829
Other assets	1,073

Total assets	$693,709

Liabilities and Stockholders’ Equity:
Notes payable - warehouse facility	$325,879
Accrued interest payable	899
Accounts payable and accrued expenses	778
Accrued expenses payable to related party	679
Interest rate swaps	1,701
Deferred compensation	149
Other liabilities	319

Total liabilities	330,404

Commitments and contingencies (See notes 3 & 10)

Stockholders’ Equity:
Common stock, par value $0.001; 200,000,000 authorized, 25,722,468 issued and outstanding at September 30, 2007	26
Additional paid-in-capital	363,294
Accumulated other comprehensive loss	(1,668)
Retained earnings	1,653

Total stockholders’ equity	363,305

Total liabilities and stockholders’ equity	$693,709

The accompanying notes are an integral part of these financial statements.

Quadra Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and amounts in thousands, except share and per share data)

	Three Months Ended September 30, 2007	Period from February 21, 2007 (Commencement of Operations) to September 30, 2007
Revenues
Income from investment in loans	$14,866	$26,939
Interest expense	(5,894)	(7,975)

Net interest income	8,972	18,964
Other income	551	1,457

Total revenues	9,523	20,421

Other expenses
Management and overhead fees paid to Manager	1,888	4,443
Non-employee compensation paid to Manager	—	9,000
Non-employee stock based compensation	63	269
Marketing, general and administrative	866	2,180
Formation and start up expenses	—	316

Total other expenses	2,817	16,208

Net income	$6,706	$4,213

Earnings per share:
Earnings per share - basic and diluted	$0.26	$0.16

Weighted average common shares outstanding, basic	25,602,468	25,601,670
Weighted average common shares outstanding, diluted	25,722,468	25,721,670

The accompanying notes are an integral part of these financial statements.

Quadra Realty Trust, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Unaudited and amounts in thousands, except share data)

	Common Stock			Additional Paid-In Capital		Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
Balance at February 21, 2007 (Commencement of operations)	100	$	*	$	*	$—	$—	$—	$—
Proceeds from public offering of common stock	16,670,000		17		250,033	—	—	—	250,050
Underwriting and offering costs	—		—		(19,447)	—	—	—	(19,447)
Issuance of common stock for the acquisition of initial assets from Manager	8,330,000		8		124,942	—	—	—	124,950
Adjustment to reflect Manager’s carry forward cost basis on the percentage of the assets paid for in common stock	—		—		(1,502)	—	—	—	(1,502)
Stock-based compensation to Manager in common stock pursuant to the Quadra Realty Trust, Inc. Manager’s Equity Plan	600,000		1		8,999	—	—	—	9,000
Stock-based compensation – shares issued pursuant to the Quadra Realty Trust, Inc. Equity Plan	120,000		*		1,800	—	—	—	1,800
Unamortized portion of unvested shares issued pursuant to the Quadra Realty Trust, Inc. Equity Plan	—		—		(1,551)	—	—	—	(1,551)
Stock-based compensation – shares issued to director for services rendered	2,368		*		20	—	—	—	20
Net Income from February 21, 2007 (commencement of operations) to September 30, 2007	—		—		—	4,213	4,213	—	4,213
Dividend declared and paid on common stock	—		—		—	(2,560)			(2,560)
Net unrealized loss on derivative instruments	—		—		—	—	(1,668)	(1,668)	(1,668)

Comprehensive income from February 21, 2007 (commencement of operations) to September 30, 2007	—		—		—	—	$2,545	—	—

Balance at September 30, 2007	25,722,468		$26		$363,294	$1,653		$(1,668)	$363,305

* less than $500

The accompanying notes are an integral part of these financial statements.

Quadra Realty Trust, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited and amounts in thousands)

Period from February 21, 2007 (Commencement of Operations) to September 30, 2007
Operating Activities
Net Income	$4,213
Adjustments to reconcile net income to net cash provided by operating activities:
Capitalized interest income	(9,212)
Amortization of deferred costs & fees	(1,427)
Accretion of discount on purchase of investment in loans	(138)
Stock-based compensation to Manager	9,000
Other stock-based compensation	269
Unrealized loss on the ineffective portion of cash flow hedge	33
Changes in operating assets and liabilities:
Accrued interest receivable	(4,829)
Other assets	(1,073)
Accrued interest payable	899
Accounts payable and accrued expenses	1,457
Deferred compensation	149
Other liabilities	319

Net cash provided by operating activities	(340)

Investing Activities
Purchase of initial assets from Manager	(141,242)
Purchase and other funding of loan investments	(524,235)
Repayments received on loan investments	145,943

Net cash used in investing activities	(519,534)

Financing Activities
Borrowings under warehouse facility	453,431
Repayments on warehouse facility	(127,552)
Proceeds from public offering of common stock	250,050
Underwriting and offering costs	(19,447)
Dividends paid	(2,560)

Net cash provided by financing activities	553,922

Net increase in cash and cash equivalents	34,048
Cash at beginning of period	*

Cash at end of period	$34,048

* less than $500

Supplemental schedule of non-cash investing activities
Issuance of common stock to Manager to purchase initial assets	$124,950
Basis reduction (see notes 3 & 5)	1,502

$123,448

Interest paid under warehouse agreements	$6,692

The accompanying notes are an integral part of these financial statements.

Quadra Realty Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Unaudited)

September 30, 2007

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

On February 21, 2007, Quadra received the proceeds from the closing of its initial public offering of its common stock and commenced operations. The proceeds of the offering have been used primarily to acquire commercial real estate loans. Quadra is externally managed and advised by Hypo Real Estate Capital Corporation (“Manager”). Our Manager, in such capacity, acquires assets, originates and funds loans and performs other activities on behalf of Quadra. Concurrent with the closing of our initial public offering on February 21, 2007, Quadra acquired from our Manager a portfolio of real estate loans with a fair value, inclusive of accrued interest purchased, premium paid and up-front fees contributed by our Manager, of approximately $266 million in exchange for approximately $141 million in cash and 8,330,000 shares of restricted common stock valued at approximately $125 million.

Quadra intends to qualify as a real estate investment trust, or “REIT”, under the Internal Revenue Code commencing with our taxable year ending December 31, 2007. To maintain our tax status as a REIT, we plan to distribute to our stockholders as dividends at least 90% of our taxable income.

On January 24, 2007, Quadra formed a wholly owned subsidiary, Quadra TRS, Inc. (“TRS”). TRS has elected to be treated as a taxable REIT subsidiary. Quadra is the sole stockholder of TRS and, accordingly, we consolidate the accounts of TRS.

On January 24, 2007, Quadra formed a wholly owned subsidiary, Quadra QRS, LLC (“QRS”). QRS has not elected to be treated as a taxable entity and it is anticipated that QRS will be operated in a manner to maintain its non-taxable status. Quadra is the sole member of QRS and, accordingly, we consolidate the accounts of QRS.

On June 27, 2007, Quadra formed a wholly owned subsidiary, Quadra QRS II, LLC (“QRS II”). QRS II has not elected to be treated as a taxable entity and it is anticipated that QRS II will be operated in a manner to maintain its non-taxable status. Quadra is the sole member of QRS II and, accordingly, we consolidate the accounts of QRS II.

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

Segment Reporting

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way that public entities report information about operating segments in their annual financial statements. We are a REIT focused on originating and acquiring loans and other investments related to real estate and currently operate in only one reportable segment.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Investment in loans

Investment in loans – held for investment: Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan up-front fees, acquisition premium, acquisition discount and acquisition costs, unless such loan or investment is deemed to be impaired.

The expense for possible credit losses in connection with investments in loans is a charge to earnings to increase the allowance for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Specific valuation allowances will be established for impaired loans based primarily on the amount that the fair value of collateral securing a particular loan exceeds its carrying value. The fair value of the collateral may be determined by an evaluation of operating cash flow from the property during the projected holding period of the loan, and estimated sales value of the property computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs. Alternatively, for construction loans, the fair value of the collateral may be determined based on the estimated cost to complete and projected sales value of the property, less selling costs. Whichever method is used, we also consider other factors including geographic trends and project diversification, the size of the portfolio and current economic conditions. When it is probable that we will be unable to collect all amounts contractually due, the loan is considered impaired.

Where impairment is indicated, an impairment charge will be recorded as a charge to earnings based primarily upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. As of September 30, 2007, we had no impaired loans.

Investment in loans – available for sale: Loans available for sale are aggregated by loan type and are carried at the lower of cost or fair value. We determine fair value using available market information obtained through consultation with our Manager, dealers and/or other originators of such investments as well as indications of interest from other investors in these assets. Should the fair value of our loans held for sale, aggregated by loan type, fall below their aggregate cost basis, the Company will record a charge to income. (see note 3.)

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions, general liquidity, and/or working capital purposes.

In making determinations of fair value or impairment, our Manager makes significant subjective judgments and assumptions. There may be a material impact to these financial statements if our Manager’s judgment or assumptions are subsequently determined to be incorrect.

At such time as we invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate at the inception of the investment. Quadra has not owned any preferred equity investments through September 30, 2007.

Revenue Recognition

Interest income on investments in loans is recognized over the life of the investment on the accrual basis. Loan up-front fees, acquisition premium, acquisition discount and acquisition costs are recognized over the initial term of the loan as an adjustment to yield. Anticipated exit fees, whose collection is expected, will also be recognized over the term of the loan as an adjustment to yield. Unamortized fees are recognized when the associated loan investment is repaid or sold before maturity on the date of such repayment.

Income recognition will generally be suspended for loan investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of interest and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

We will record a reduction to profit and loss in the period that we make a determination that a reduction in the carrying value of investment in loans is appropriate due to a lower of cost or fair value determination.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing that are associated with the closing of such financing. These costs are amortized over the terms of the respective agreements and the amortization is reflected as an adjustment to interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close.

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

Derivative Instruments

We account for derivative instruments in accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities as amended and interpreted. In the normal course of business, we use derivative instruments to manage, or hedge, interest rate risk and the variability of cash flows to be paid with respect to liabilities. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure or variability of cash flows that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting in accordance with SFAS No. 133. Some derivative instruments may be associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Derivative instruments that meet these hedging criteria will be formally designated as hedges contemporaneously upon entering into the derivative contract.

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

We use commonly used derivative products that are considered “plain vanilla” derivatives. Commonly used derivatives typically include interest rate swaps, caps, collars and floors. We expressly prohibit the use of unconventional derivative instruments and the use of derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors, so we do not anticipate nonperformance by any of our counterparties.

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

Income Taxes

We intend to elect to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with our taxable year ending December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse affect our net income and net cash available for distributions to stockholders. However, we believe that we will operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes. We may, however, be subject to certain state and local taxes.

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

As of September 30, 2007, we held investments in loans of approximately $653.8 million, net of unamortized upfront fees, premiums, discounts, and costs. These investments include whole loans, senior loan participations, B notes and mezzanine loans secured primarily by direct liens on real property, pledges of interest in entities owning real property, or other real estate related security interests. Our loan investments are in various geographic markets in the United States. Based on the amount drawn on our commitments, approximately 91% of our loan portfolio consisted of variable rate loans, and approximately 9% of our loan portfolio consisted of fixed rate loans. The variable rate investments carry an effective weighted average yield over LIBOR of 286 basis points based on the amounts drawn on such commitments. Our fixed rate investments carry a weighted average yield of 7.89% based on the amounts outstanding as of September 30, 2007.

We have elected to make five of our senior construction loans available for sale in order to increase our overall liquidity. As of September 30, 2007, the aggregate outstanding funded amount for the five loans available for sale was $115.0 million ($113.6 million net of unamortized fees.) Two of the loans were pledged as collateral to secure $14.3 million of advances under the Wachovia Facility (defined below). We have classified the five loans from “Investments in loans – held for investment” to “Investments in loans – available for sale”. As of the date of reclassification, September 30, 2007, the amount we computed for the aggregate fair value of the loans, using available market information obtained through consultation with our Manager including some indications of interest on the available for sale loans, was not materially different from their aggregate carrying value. Therefore, no write down of the loans has been recorded.

As of September 30, 2007, we held the following investments (in thousands of dollars) and all loans were performing in accordance with the principal terms of their respective loan agreements:

Property name Location of property	Property type Loan type	Commitment (a)	Drawn on commitment (b)(c)	Index	Margin	Maturity date
200 West End	Condominium	$50,000	$35,356	Libor + 2.25%		5/1/2009
New York, NY	Construction
900 Biscayne	Condominium	55,000	26,483	Libor + 3.00%		7/31/2008
Miami, FL	Construction
City National	Office	11,750	11,750	Libor + 2.25%		7/17/2008
Los Angels, CA	Mezzanine
Riverside H	Condominium	27,883	22,783	Libor + 2.50%		6/1/2009
Riverside I	Construction	47,117	19,256	Libor + 2.50%		12/1/2009
New York, NY
Superior Ink	Condominium	50,000	17,276	Libor + 3.10%		3/18/2010
New York, NY	Construction
Trump International	Condominium	37,536	23,855	Libor + 3.50%		7/12/2008
Las Vegas, NV	Construction
Snowmass Land Portion	Mixed-Use	16,764	16,764	Libor + 2.75%		3/1/2011
Snowmass Buildings	Construction	33,236	2,537	Libor + 2.25%		3/1/2010
Snowmass, CO
The Edge Tranche 1	Condominium	25,000	7,818	Libor + 3.20%		4/1/2010
The Edge Tranche 2	Construction	17,500	5,472	Libor + 4.05%		4/1/2010
New York, NY
Lucida - Mezz A	Mixed-Use	12,500	9,725	Libor + 7.00%		4/1/2010
Lucida - Mezz B	Construction	12,500	9,266	Libor + 10.00%		4/1/2010
New York, NY
Brompton	Condominium	25,000	11,884	Libor + 3.50%		7/23/2009
New York, NY	Construction
Carr America	Office	25,916	25,916	Libor + 1.70%		8/9/2008
USA	Mezzanine
Colonie Center	Regional Mall	52,959	42,301	Libor + 1.80%		10/1/2008
Albany, NY	Bridge
Maryland Apartment Portfolio	Multi-Family	70,000	67,123	Libor + 1.35%		6/1/2008
Prince Georges County, MD
W Miami Tranche A	Condominium	45,461	5,811	Libor + 2.75%		6/1/2009
W Miami Tranche B	Construction	22,500	22,500	Libor + 7.00%		6/1/2009
Miami, FL
World Market Center A1	Furniture Mart	16,000	2,048	Libor + 2.50%		12/21/2009
World Market Center A2	Construction	59,000	59,000	Libor + 3.50%		12/21/2009
Las Vegas, NV
Equity Office	Office	8,460	8,460	Libor + 2.25%		2/6/2009
USA	Mezzanine
Meristar	Hotel	11,211	11,211	Libor + 2.35%		5/12/2008
USA	Mezzanine
CNL Hotels	Hotel	32,500	32,500	Libor + 1.95%		5/9/2009
USA	Mezzanine
Beach Street	Commercial	17,140	17,140	Fixed		7/1/2010
Boston, MA	Bridge
Newbury	Commercial	12,883	12,883	Libor + 2.45%		7/1/2010
Boston, MA	Bridge
2075 Broadway	Land	70,000	35,126	Libor + 2.50%		6/1/2008
New York, NY	Pre Development
Savoy	Multi-Family	42,000	42,000	Fixed		1/11/2014
New York, NY	Mezzanine
Camelback	Land	36,000	25,106	Libor + 3.50%		6/20/2008
Phoenix, AZ	Pre Development
Trump - Waikiki	Condominium	48,784	14,500	Libor + 2.75%		5/1/2010
Waikiki, HI	Construction
1110 Park Avenue	Land
New York, NY	Pre Development	35,465	17,700	Libor + 3.75%		2/1/2009

		$1,028,065	$661,550

(a)	“Commitment” refers to the amount of the loan or loan tranche, which may be part of a larger credit facility in respect of the referenced project/borrower, which we are obligated to provide financing.
(b)	“Drawn on commitment” reflects the amount of the commitment which has been drawn at September 30, 2007. Additional drawings on the loans in which the Commitment is greater than Drawn on Commitment are expected in the future. To the extent that any Commitment has not been fully drawn upon, the difference represents an obligation on the part of Quadra to provide additional funds, subject to satisfaction of certain conditions by the borrower, up to the amount that has not yet been drawn as of September 30, 2007.
(c)	The remaining unfunded portion of our commitment is $366,515 ($1,028,065-$661,550). Generally, based on our Manager’s 18 years of construction lending experience in the United States, we do not expect experienced developers to utilize the full amount of our commitment to them.

Reconciliation of Drawn on commitment to Carrying value (amounts in thousands)

Amounts drawn on commitments	$661,550
Unamortized portion of deferred up front fees	(5,798)
Unamortized portion of premiums paid	1,220
Unamortized portion of cost of acquisition	51
Non-accreted portion of purchase discount on investment	(3,264)

Investment in Loans	$653,759

As of September 30, 2007, we had an aggregate of $109.5 million in loans to one group of commonly controlled borrowers.

4.	Debt Obligations

On March 29, 2007, the Company entered into a repurchase agreement (the “Wachovia Facility”) with Wachovia Bank, NA (“Wachovia”). During the three months ended September 30, 2007, the Company drew an aggregate of $84.9 million and repaid $71.2 million under the facility. At September 30, 2007, we had $325.9 million in outstanding borrowings secured by a pledge of 15 of our investments and an aggregate of $0.9 million of accrued interest payable.

Subject to the terms and conditions thereof, the Wachovia Facility provides us funding up to an aggregate of $500 million. The Wachovia Facility, under certain conditions including the approval of Wachovia, may be increased up to an aggregate total of $750 million. The Wachovia Facility has an initial maturity date of March 27, 2010 and, at the request of Quadra and QRS, and subject to certain conditions, may be extended. Individual assets, however, must be repurchased by us within 364 days of financing. The Wachovia Facility bears interest at spreads of 0.15% to 3.00% over a one month LIBOR, and, based on Quadra’s expected investment activities and subject to concentration limitations provided for in the agreement, provides for advance rates that vary from 50% to 95% based upon the collateral provided. Wachovia has a consent right to the inclusion of investments in the Wachovia Facility. Pursuant to the Wachovia Facility, Quadra has guaranteed the obligation of QRS to Wachovia.

The Wachovia Facility contains certain financial covenants which require Quadra on a consolidated basis to: (a) maintain minimum liquidity of at least $30 million, of which at least $15 million must consist of cash and permitted investments (as defined in the Wachovia Facility); (b) maintain minimum tangible net worth (as defined in the Wachovia Facility) of not less than $300 million plus 75% of the proceeds of Quadra’s subsequent equity issuances plus 75% of consolidated net retained earnings; (c) maintain the ratio of total liabilities to tangible net worth no greater than 5.0 to 1.0, exclusive of commercial real estate collateralized debt obligations (“CRE CDOs”) issued by wholly owned subsidiaries of Quadra; and (d) maintain a fixed charge coverage ratio of not less than 1.5 to 1. The Wachovia Facility also contains covenants that restrict Quadra from making distributions in the event of default, except that Quadra may pay distributions necessary to maintain its status as a real estate investment trust (REIT). The Wachovia Facility requires that Quadra pay down borrowings under the facility as principal payments on the loans and investments pledged to the facility are received. As of September 30, 2007, we were in compliance with all covenant requirements.

Wachovia may, from time to time, also evaluate the fair value of our assets pledged as collateral on our borrowings from them. Depending on the results of such valuations, Wachovia may require us to either reduce our outstanding borrowings under the Wachovia Facility or provide additional collateral in order to maintain a margin acceptable to Wachovia. In order to facilitate additional advances under the Wachovia Facility and to enhance Wachovia’s total collateral position, on August 31, 2007, we pledged an additional asset with an outstanding balance of $23.8 million to Wachovia.

On June 29, 2007, the Company entered into a $25 million revolving credit facility with KeyBank N.A., (“KeyBank Facility”), with an initial term of two years. The KeyBank Facility, under certain conditions, including the approval of KeyBank, may be increased to $50 million. The facility is subject to certain covenants and supported by to be identified assets with advance rates that vary from 40% to 75% of the asset value. The facility bears interest at a range of 2.25% to 3.00% over one month LIBOR, depending on the level of our leverage at any given time. The KeyBank facility provides that total outstanding borrowings under the facility may not exceed the combined borrowing base value of the assets included within the borrowing base as defined in the agreement.

The terms of the KeyBank Facility include covenants that: (a) limit our maximum total indebtedness to no more than 87.5% of total assets; (b) require our fixed charge coverage ratio to be at no time less than 1.40; (c) require us to maintain minimum tangible net worth of not less than $306 million plus 75% of the net proceeds from equity offerings completed after the closing of the facility; and (d) restrict the maximum amount of our total recourse indebtedness. The covenants also restrict us from making distributions in excess of a maximum of 100% of our taxable income (exclusive of the non-cash expense associated with a one-time stock grant to our Manager), except that we may in any case pay distributions necessary to maintain our REIT status. An event of default can be triggered on our unsecured revolving credit facility if, among other things, Hypo Real Estate Capital Corporation is terminated as our Manager. As of September 30, 2007, we were in compliance with all such covenants. At September 30, 2007 the Company has not yet drawn on the facility and therefore there was no outstanding balance.

The ongoing disruption in the real estate and debt capital markets continues to negatively impact the CRE CDO market. Accordingly, we cannot foresee when the CRE CDO market will stabilize and do not believe that we will be able to successfully enter into a CRE CDO transaction on terms acceptable to us in the immediate short term. Due to the changes in market conditions, the Company is expanding its exploration of acceptable financing alternatives and adjusting the product mix of assets in which it will invest in the future. If the current loss of liquidity in both the commercial real estate sector and the CRE CDO market continues for an extended period of time, the Company may be required to further adjust its business plan.

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

The following table is a summary of the compensation, fees and costs payable to our Manager pursuant to our management agreement:

Fees:	Summary Description
Base Management Fee	Payable monthly in arrears in an amount equal to 1/12 of 1.75% of our equity (as defined in the management agreement). Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees provided to us who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

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

•     3.00% plus the 10-year U.S. Treasury rate (as defined in the management agreement) for such 12-month period

•     multiplied by the weighted average number of shares of our common stock outstanding during such 12-month period

•     less the sum of any incentive fees paid to our Manager during the first three quarters of such 12-month period.

Termination Fee	The termination fee, payable for non-renewal of the management agreement without cause, will be equal to two times the sum of the base management fee and the management incentive fee, both as earned by our Manager during the 12-month period immediately preceding the most recently completed calendar quarter prior to the date of termination. If after March 31, 2011, the management agreement is not renewed by us as a result of underperformance by our Manager, the termination fee payable by us will be 1.00% of our equity at the effective time of non-renewal. No termination fee is payable if we terminate the management agreement for cause.

Cost and Outsourcing Expenses	We are obligated to reimburse our Manager for its costs incurred on our behalf. We and our Manager have agreed that Quadra’s share of our Manager’s overhead, excluding certain items including, but not limited to, expenses pertaining to our Manager’s employee compensation, contributions and certain insurance expenses, is to be 10% of such overhead, not to exceed $2 million in the first year.

Transactions with our Manager included:

1)	Our acquisition of our initial assets from our Manager upon the completion of Quadra’s initial public offering of stock. The fair value of the acquired assets was approximately $266 million inclusive of accrued interest purchased, approximately $3 million in premium and approximately $5 million of up-front fees contributed to us. In exchange for these assets, we issued 8,330,000 restricted shares of common stock to our Manager at a fair value of approximately $125 million at the date of grant and paid approximately $141 million from the proceeds of our public offering. In accordance with SEC Staff Accounting Bulletin Topic 5. G. Transfers of Nonmonetary Assets by Promoters or Shareholders, we recorded each initial asset we purchased at its fair value to the extent we paid our Manager in cash. To the extent we paid our Manager in our common stock, we recorded each initial asset purchased at our Manager’s carrying amount on the date of transfer. As a result of recording a pro-rata portion of each asset at our Manager’s carrying amount, we have reduced the basis of the assets purchased from our Manager by approximately $1.5 million with a corresponding reduction to additional paid in capital as of the purchase date.

2)	Our issuance of 600,000 shares of unregistered common stock issued to our Manager concurrently with Quadra’s initial public offering of common stock at fair value of $9.0 million at date of grant. These shares vested immediately and therefore their fair value was expensed at issuance.

3)	Our issuance of 120,000 shares of restricted common stock to our Manager’s employees, some who are also Quadra officers or directors, with a fair value of $1.8 million at the date of grant. The shares granted vest on February 21, 2010, three years from the date of grant. Pursuant to SFAS No. 123R, for the three months ended September 30, 2007 and the period from February 21, 2007 (commencement of operations) to September 30, 2007 we recognized an expense of $50,720 and $238,370, respectively. The unamortized portion of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS No. 123R.

4)	Our reimbursement of $910,061 to our Manager of pre-public offering costs for software set up, organizational costs incurred in connection with the formation of Quadra, the formation of its affiliates, the initial public offering, consulting fees paid and other third party costs incurred by our Manager on behalf of Quadra.

5)	We recorded $1.6 million and $3.8 million for the three months ended September 30, 2007, and for the period from February 21, 2007 (commencement of operations) to September 30, 2007, respectively for the base management fee in accordance with our management agreement. We also recorded $287,787 and $604,943 for the three months ended September 30, 2007, and for the period from February 21, 2007 (commencement of operations) to September 30, 2007, respectively for our share of certain of our Manager’s overhead costs pursuant to our management agreement with Manager. On August 30, 2007, we paid our Manager $12,126 of additional compensation for the portion of the dividend payable to the unvested shares held by employees of the Manager. At September 30, 2007, $679,201 of the foregoing fees were due and payable to our Manager. No management incentive fees have been earned by our Manager since our inception.

6)	We did not acquire any loans from our Manager for the three months ended September 30, 2007. During the period from February 21, 2007 (commencement of operations) to September 30, 2007 we acquired $872.2 million in commitments ($380.2 million funded at acquisition) of our investment in loans from our Manager.

6.	Deferred Costs

Deferred costs at September 30, 2007 consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Deferred acquisition costs	$114	$(26)	$88
Deferred financing costs	1,075	(340)	735

	$1,189	$(366)	$823

The following table illustrates the expected amortization of the foregoing cost over the next five years:

Through December 31,
2007 (October 1, 2007 through December 31, 2007)	$195
2008	405
2009	174
2010	31
2011+	18

$823

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

In accordance with the Deferred Plan, four of our independent directors have elected to defer an aggregate of $82,500 in compensation for the three months ended September 30, 2007 and an aggregate of $200,750 in compensation for the period from February 21, 2007 (commencement of operations) to September 30, 2007. Therefore, for the three months ended September 30, 2007, we recorded 6,595 stock units for these deferrals in accordance with the terms of the Deferred Plan and 15,636 stock units for the period from February 21, 2007 (commencement of operations) to September 30, 2007. Further, the Deferred Plan requires that the number of stock units is adjusted by the recording of an amount of stock units per stock unit equal to the amount per share of any dividend paid on our common stock. As a result, on August 30, 2007 we recorded an additional 156 stock units to give effect to the adjustment in the number of stock units held on the dividend payment date.

In accordance with SFAS No. 123R, we adjust the recorded expense in each period relating to the change in the liability based on the closing price of the common stock at the end of the reporting period from the amounts previously recognized until such time as these deferrals are forfeited or settled in cash. Therefore, we recorded a reduction in compensation expense of $46,669 for the three months ended September 30, 2007 and $51,814 for the period from February 21, 2007 (commencement of operations) to September 30, 2007.

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

Our investments in loans are subject to changes in credit spreads that may have a material impact on their fair value The concerns pertaining to the deterioration of the residential mortgage market, which started earlier this year, have continued to negatively impact almost all areas of the debt capital markets including corporate bonds, asset backed securities and commercial real estate finance. The increasing volatility in the financing markets has resulted in a significant widening of the credit spreads on both commercial mortgage backed securities (“CMBS”) and CRE CDOs. It has also caused a general reduction of liquidity in the commercial real estate sector.

The appropriate credit spread for a given investment is determined by a number of factors including the following: (a) type and/or structure of the loan; (b) term; (c) priority or position in the debt capital structure; (d) property type of the underlying collateral; (e) experience, creditworthiness and reputation of the borrower; (f) status of the underlying property (i.e. for a bridge loan, the status of the repositioning of the property); (g) geographical location; (h) barriers to entry for competing product; and (i) borrower equity in the product. Based on these and other relevant factors, we determined the estimated fair value of our investments as of September 30, 2007.

With regard to our twelve commercial constructions loans, which have a carrying value of approximately $312.3 million at September 30, 2007, the credit spreads on construction loans on larger high end projects to established real estate developers remain stable. Further, our Manager continues to syndicate construction loans into the marketplace at similar spreads. Accordingly, we believe that the carrying amount of our construction loans are not materially different than the fair value of such loans as of September 30, 2007.

Our remaining thirteen assets, as of September 30, 2007, consisted of: (a) six mezzanine loans with initial maturity dates ranging from May, 2008 to January, 2014 and with an aggregate carrying balance of approximately $128.6 million including one investment, a mezzanine loan secured by an ownership interest in the Equity Office Property portfolio, that was retired at par in October, 2007; (b) two bridge loans with initial maturity dates in June, 2008 and October, 2008, respectively, and an aggregate carrying balance of approximately $109.2 million; and (iii) five whole loans with initial maturity dates ranging from June, 2008 to July, 2010 and an aggregate carrying balance of approximately $107.0 million. Based on our view of the status of the real estate and debt capital markets as of September 30, 2007, we believe that the applicable credit spreads on a majority of these assets if originated in the current market environment would be greater than the credit spreads at which we currently own them. The table below presents, on an aggregate basis, the carrying value and our estimated fair value for our held for investment mezzanine loans, bridge loans and whole loans as of September 30, 2007:

Loan Type	Number of Loans	Carrying Value	Fair Value
Mezzanine loans	6	$128,578	$123,602
Bridge loans	2	109,161	108,550
Whole loans	5	107,029	106,933

Total	13	$344,768	$339,085

Our Wachovia Facility and our KeyBank Facility bear interest based on a floating index and as such the balance presented reasonably approximates the fair value of the liability due to the variable nature of the liability. Our derivative instruments are presented at fair value in accordance with SFAS No. 133. Our computation of the fair value of the derivatives is based on the swap rate as of the last day of the quarter and computed using industry standard pricing tools.

8.	Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 200,000,000 shares of common stock, $0.001 par value and 100,000,000 shares of preferred stock, $0.001 par value. As of September 30, 2007, there were no shares of preferred stock issued or outstanding. As of September 30, 2007, 25,722,468 shares of common stock were issued and outstanding.

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

On February 21, 2007, 120,000 shares of common stock with a fair value of $1,800,000 at the date of grant were awarded to our Manager’s employees some who are Quadra officers or directors. The shares granted vest on February 21, 2010, three years from the date of grant. Pursuant to SFAS No. 123R, we recognized $50,720 and $238,370 in expense for the three months ended September 30, 2007 and for the period from February 21, 2007 (commencement of operations) to September 30, 2007, respectively. The unamortized portion of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS No. 123R.

On March 13, 2007, 411 shares were awarded to an independent director of Quadra and vested immediately. An additional 958 shares and 999 shares were awarded to the same independent director of Quadra, on April 2, 2007 and July 2, 2007, respectively, and vested immediately. With respect to these grants, we recognized $5,413, $12,492, and $12,497 in compensation expense based on our share price of $13.17 on March 13, 2007, $13.04 on March 30, 2007, and $9.53 on June 29, 2007, respectively.

At September 30, 2007, 122,368 shares of our common stock had been granted under the Equity Plan. As of September 30, 2007, there were 1,677,632 shares available for issuance under the Equity Plan.

Equity Grants

Schedule of Non Vested Shares

	Three Months Ended September 30, 2007	Period from February 21, 2007 (commencement of operations) to September 30, 2007
Balance at beginning of the period	120,000	—
Granted	999	122,368
Vested	(999)	(2,368)
Forfeited	—	—

Balance at end of period	120,000	120,000

All non vested shares are scheduled to vest during the year ending December 31, 2010.

Manager Equity Plan

We have adopted the Quadra Realty Trust, Inc. Manager Equity Plan (“Manager Equity Plan”), which provides for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units, unrestricted stock awards and other awards based on our common stock that may be made by us to our Manager. Our Manager may make awards to its employees and employees of its affiliates which are in the form of or based on the shares of our common stock acquired by our Manager under the Manager Equity Plan, in which case our Manager will make all determinations concerning the eligible employees of our Manager and its affiliates who may receive awards, which form the awards will take, and the terms and conditions of the awards.

An aggregate of 700,000 shares of our common stock were reserved for issuance under the Manager Equity Plan, subject to adjustment. No more than 175,000 shares may be made subject to stock options and no more than 700,000 shares may be made subject to awards other than stock options, such as restricted stock awards, restricted stock units and other awards, which may include unrestricted grants of our common stock.

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

At September 30, 2007, 100,000 shares remained available for issuance under the Manager Equity Plan.

9.	Earnings Per Share

Earnings per share for the three months ended September 30, 2007, and for the period from February 21, 2007 (commencement of operations) to September 30, 2007, are computed as follows (unaudited and amounts in thousands except share and per share amounts):

	Three Months Ended September 30, 2007	Period from February 21, 2007 (commencement of operations) to September 30, 2007
Earnings per share - basic	$0.26	$0.16
Earnings per share - diluted	$0.26	$0.16

Numerator
Net income:	$6,706	$4,213
Denominator (Weighted Average Shares)
Basic	25,602,468	25,601,670
Dilutive effect of restricted shares	120,000	120,000

Diluted	25,722,468	25,721,670

10.	Commitments and Contingencies

Many of our investments in loans have commitment amounts in excess of the amount that we have funded to date on such loans. At September 30, 2007, we were obligated to provide approximately an additional $366.5 million of incremental proceeds at the request of the borrowers as long as such borrowers are in compliance with their respective loan agreements. It is projected that such incremental proceeds will be requested by December, 2009. See Note 3 “Investments in Loans” for a table of our loan commitments and the amount of our outstanding fundings at September 30, 2007.

We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.

11.	Financial Instruments: Derivatives and Hedging

The following table presents the Company’s derivative liabilities and the related notional balance as of September 30, 2007:

(in thousands)	Fair Value	Notional Balance
Derivative Liabilities
Interest rate swaps	$(1,701)	$54,140

The unrealized loss on interest rate swap agreements relating to cash flow hedges was $1.39 million with 1.36 million of that amount recorded in accumulated other comprehensive income for the three months ended September 30, 2007. The unrealized loss on interest rate swap agreements relating to cash flow hedges was $1.70 million with $1.67 million of that amount recorded in accumulated other comprehensive income for the period from February 21, 2007 (commencement of operations) to September 30, 2007. The aggregate change in unrealized loss on the cash flow hedges is reported as a net change in accumulated other comprehensive income in the consolidated statement of Stockholders’ Equity and Comprehensive Income. We have designated $54.1 million of variable cash flow expense under our borrowings, including the Wachovia Facility, to be hedged by the interest rate swaps.

The Company believes that amount of the unrealized loss as of September 30, 2007 that may be reclassified from accumulated other comprehensive income to income or expense for the twelve months ended September 30, 2008 is estimated to be $4,913.

12.	Subsequent Events

In October, 2007 we received an $8.5 million pay off of the remaining outstanding balance in our investment in the Equity Office Properties loan.

On November 9, 2007, our Board of Directors declared a $0.13 per share dividend payable to stockholders of record as of November 20, 2007 and payable in cash on November 30, 2007.

Also on November 9, 2007, we sold a $25 million commitment with outstanding fundings of approximately $19 million thereby generating cash proceeds of approximately $19 million and reducing future commitments by approximately $6 million. We will record a nominal gain with respect to the sale.

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

We evaluate lending transactions on a risk-adjusted basis and target transactions with yields that seek to provide excess returns for the risks being taken. We, in conjunction with our Manager, undertake to control as much as possible of the capital structure of a project in order to be able to identify and retain that portion or portions that provides the best risk adjusted returns. We often invest in whole loans originated by our Manager, who, in many cases, is also lending to the same borrower or project. We believe that providing a single source of financing for developers and sponsors streamlines the lending process and provides greater certainty for borrowers. At the same time, this integrated lending approach allows us to acquire debt instruments that satisfy our internal return requirements, thereby enabling us to deliver, on a risk-adjusted basis, what we believe will be superior returns to our stockholders. In addition, we supplement our direct origination by acquiring assets in the secondary market which satisfy both our underwriting and return requirements. We have not invested in any loans that can be classified as sub-prime residential mortgages and do not intend to do so in the future.

We hold a number of construction loans. In terms of our construction loan portfolio, our Manager has an extensive and experienced construction servicing group with four engineers on staff. This group is involved early in the process to ensure that the proposed project is feasible based on projected costs to complete. We generally require that the developer/borrower obtain a guaranteed maximum price contract, that the majority of the trades are subcontracted and that the general contractor is acceptable to us based on its experience and expertise as well as its financial stability. Finally, we focus on high-end projects with well established developers or borrowers that provide us with completion guarantees. On this basis, we believe that construction financing continues to provide a positive return on a risk-reward basis. However, due to the current uncertain state of the commercial real estate collateralized debt obligation (“CRE CDO”) market and the way in which we anticipate CRE CDO investors may view construction loans negatively in the future, we expect that going forward our portfolio will have a smaller percentage of construction loans.

Since our inception, we have completed transactions secured by a variety of property types in geographic markets throughout the United States. The overall United States commercial real estate market continues to have near historically low vacancy and default rates. In this environment, we continue to focus on credit quality and the protection of principal rather than competing for product merely on the basis of yield. This emphasis on credit quality applies to both direct origination as well as investment opportunities in the secondary market. We attempt to avoid transactions in which unrealistic or overly aggressive projected rent assumptions are required in order for the underlying property to support future debt service. In the secondary market, we generally avoid first loss risk in larger transactions due to the high current valuation of the underlying real estate relative to historic valuation levels. Because of the significant increase in the value of institutional quality assets relative to historic norms, we typically focus on investments in which a conventional refinancing at loan maturity will provide for a complete return of our investment. As of September 30, 2007, we held total outstanding investments of approximately $653.8 million, net of premiums and discounts. The total commitment with respect to these investments was in excess of $1.0 billion. Our portfolio continues to perform as underwritten. To date, we have not incurred any defaults or material changes in the credit quality of any individual asset.

At the end of the first quarter, we entered into a $500 million master repurchase agreement with Wachovia Bank, NA (“Wachovia Facility”) pursuant to which Wachovia may provide funding for individual investments by us which Wachovia, in its sole discretion, deems acceptable to fund. As of September 30, 2007, we had approximately $325.9 million outstanding under the Wachovia Facility. On June 29, 2007, we entered into a $25 million credit facility with KeyBank, NA (“KeyBank Facility”). As of September 30, 2007, there was no amount outstanding on the KeyBank Facility. Both facilities provide floating rate, LIBOR-based financing. We are currently seeking additional credit facilities with other financial institutions to provide additional liquidity. We intend to utilize these credit facilities to fund future commitments with respect to assets in our existing portfolio and, we may utilize such credit facilities in the future to acquire additional mortgage assets.

We intend to match our assets and liabilities, and, accordingly, will use floating rate debt to finance our floating rate assets. Notwithstanding the foregoing, during the second quarter, we acquired our first two fixed rate assets, a $17.1 million whole loan secured by a parking garage in Boston, Massachusetts and a $42.0 million mezzanine tranche of a loan secured by a multi-family property in New York City. We entered into two interest rate swaps in order to convert a portion of our floating rate debt to fixed rate, thereby complying with our policy of match funding. While we acquired these two investments directly from unrelated third parties, our Manager continues to be the largest source of investments that we acquire and is responsible for originating most of our assets.

A material portion of our investment portfolio (35% based on amounts drawn on commitments) is secured by mortgages on ground-up condominium construction with a significant concentration in New York City. In order for us to consider providing financing on a new, for-sale condominium project, the project must be located in either a “pre-sale” market and/or a market with high barriers to entry. Las Vegas and Miami are pre-sale markets. New York City is an example of a market with high barriers to entry. In each of Las Vegas and Miami, developers are able to enter into contracts for the sale of individual condominium units prior to commencing construction. Such contracts generally require 20% non-refundable deposits, with 10% due at signing and the balance either at the time of a material event (such as the pouring of concrete) or a date certain (e.g., 90 days after execution of the contract). In pre-sale markets, we generally will not commence funding of the construction portion of the loan until the borrower has obtained “qualified” purchase contracts equal to or in excess of the loan amount. For this purpose, a qualified contract is a contract which provides for, among other items, the required non-refundable deposit and a sales price in excess of the minimum release price.

As of September 30, 2007, our portfolio included for-sale condominium construction loans for one project in Las Vegas and two projects in South Florida. Trump International Hotel and Tower is located on Las Vegas Boulevard in Las Vegas. The project is almost completely sold-out with total sales contracts of approximately $1.0 billion. We believe that units will begin to be delivered in the first quarter of 2008. Our two projects in South Florida are located in Miami and Miami Beach. 900 Biscayne is located in the Biscayne corridor in Miami. Over 93% of its residential units and all of its available commercial office and retail space are under contract for sale. We believe that units will begin to be delivered in the first quarter of 2008. The W South Beach is located on Collins Avenue in the northern portion of the South Beach section of Miami Beach and is the last remaining oceanfront parcel in South Beach. South Beach is both a pre-sale market and a market with high barriers to entry, including a limited amount of oceanfront property.

New York City is not a pre-sale market, but is a market with high barriers to entry. There is only a limited amount of land available, especially in Manhattan, and the regulatory and political environment makes it extremely difficult for the inexperienced developer to successfully complete a project. Rental vacancies in New York City remain low and there is limited ability to build new multi-family properties due to the high cost of land and the other barriers to entry as mentioned above.

We have provided financing to several for-sale condominium construction projects in New York City, including Riverside H & I, 200 West End Avenue, the Brompton, the Lucida, the Edge and Superior Ink. In addition to these investments, we have three other investments secured by properties located in New York City. The first, 2075 Broadway, is a pre-development/land loan on a parcel secured by a fee interest located at 72nd Street and Broadway on the Upper West Side of Manhattan. The second, the Savoy, is a mezzanine loan secured by a multi-family property in upper Manhattan. The third, 1110 Park Avenue, is also a pre-development/land loan on a parcel secured by a fee interest located on Park Avenue between 89th Street and 90th Street on the Upper East Side of Manhattan.

At such time as we are able to access capital and can continue to expand our investment portfolio, we intend to be better diversified both by product type and geography. We intend on placing greater emphasis on balancing our portfolio with cash flowing, non-construction loans in the future. While acknowledging there are certain risks associated with geographic concentration, (e.g., a general economic downturn in the region can impact overall real estate values) we continue to believe that the New York City residential market, both for-sale and rental, will continue to remain strong due to the constraints on supply.

Notwithstanding the foregoing, recent events in the residential mortgage market may impact the ability of prospective purchasers of individual condominium units to obtain financing for their units and therefore impact the developer’s ability to repay our loan in a timely manner.

We have elected to make five of our senior construction loans available for sale in order to increase our overall liquidity. As of September 30, 2007, the aggregate funding for the five loans available for sale was $115.0 million ($113.9 million net of unamortized fees.) Two of the loans were pledged to the Wachovia Facility with total advances of $14.3 million. We have classified the five loans from “Investments in loans – held for investment” to “Investments in loans—available for sale”.

Outlook and Recent Trends

Credit spreads on commercial mortgages (i.e., the interest rate spread over given benchmarks such as LIBOR or U.S. Treasury securities) are significantly influenced by: (a) supply and demand for such mortgage loans and (b) capital markets execution for the sale or financing of such commercial mortgage assets. In the case of the former, the number of potential lenders in the market place and the amount of funds they are willing to devote to commercial mortgage assets will impact credit spreads. As liquidity or “demand” increases, spreads on equivalent commercial mortgage loans will decrease. Conversely, a lack of liquidity will result in credit spreads increasing. During periods of volatility, the number of lenders participating in the market may change at an accelerated pace. Further, many lenders depend on the capital markets in order to finance their portfolio of commercial loans. Lenders are forced to increase the credit spread at which they are willing to lend as liquidity in the capital market decreases. As the market tightens, many warehouse lenders have requested additional collateral or repayments with respect to their loans in order to maintain margins that are acceptable to them.

For existing loans, when credit spreads widen, the fair value of these existing loans decreases. If a lender were to originate a similar loan today, such loan would carry a greater credit spread than the existing loan. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the fair value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread. Accordingly, when a lender wishes to sell the loan in a whole loan transaction, a commercial mortgage backed securities (“CMBS”) issuance, finance the loan under a credit facility, or pledge the loan in a CRE CDO financing, the reduced value of the loan will impact the total proceeds that the lender will receive.

Concerns pertaining to the deterioration of the residential mortgage market have expanded to almost all areas of the debt capital markets including corporate bonds, asset backed securities and commercial real estate finance. This has resulted in a general reduction of liquidity in the commercial real estate sector. It has also caused a significant widening of the credit spreads on both CMBS and CRE CDOs in recent months. Until recently, CRE CDOs have been an attractive method to finance the acquisition of assets because they provide long term financing at a fixed spread over LIBOR. This is currently not the case, and we can not foresee when the CRE CDO market will stabilize, but do not believe that we could presently enter into a CRE CDO transaction on terms acceptable to us. We also face the risk that future valuation and credit concerns could lead Wachovia to either require us to repurchase loans currently subject to the Wachovia Facility and/or, to the extent permitted under certain circumstances, to cease funding future commitments we have made to certain borrowers with respect to certain projects. We are exploring acceptable financing alternatives but given the current state of the credit markets, we may be unsuccessful in procuring alternative financing.

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

Investment in loans

Investment in loans – held for investment: Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan up-front fees, acquisition premium, acquisition discount and acquisition costs, unless such loan or investment is deemed to be impaired.

The expense for possible credit losses in connection with investments in loans is a charge to earnings to increase the allowance for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Specific valuation allowances will be established for impaired loans based primarily on the amount that the fair value of collateral securing a particular loan exceeds its carrying value. The fair value of the collateral may be determined by an evaluation of operating cash flow from the property during the projected holding period of the loan, and estimated sales value of the property computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs. Alternatively, for construction loans, the fair value of the collateral may be determined based on the estimated cost to complete and projected sales value of the property, less selling costs. Whichever method is used, we also consider other factors including geographic trends and project diversification, the size of the portfolio and current economic conditions. When it is probable that we will be unable to collect all amounts contractually due, the loan is considered impaired.

Where impairment is indicated, an impairment charge will be recorded as a charge to earnings based primarily upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. As of September 30, 2007, we had no impaired loans.

Investment in loans – available for sale: Loans available for sale are aggregated by loan type and are carried at the lower of cost or fair value. We determine fair value using available market information obtained through consultation with our Manager, dealers and/or other originators of such investments as well as indications of interest from other investors in these assets. Should the fair value of our loans held for sale, aggregated by loan type, fall below their aggregate cost basis, the Company will record a charge to income. (see note 3.)

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions, general liquidity, and/or working capital purposes.

In making determinations of fair value or impairment, our Manager makes significant subjective judgments and assumptions. There may be a material impact to these financial statements if our Manager’s judgment or assumptions are subsequently determined to be incorrect.

At such time as we invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate at the inception of the investment. Quadra has not owned any preferred equity investments through September 30, 2007.

Revenue Recognition

Interest income on investments in loans is recognized over the life of the investment on the accrual basis. Loan up-front fees, acquisition premium, acquisition discount and acquisition costs are recognized over the initial term of the loan as an adjustment to yield. Anticipated exit fees, whose collection is expected, will also be recognized over the term of the loan as an adjustment to yield. Unamortized fees are recognized when the associated loan investment is repaid or sold before maturity on the date of such repayment.

Income recognition will generally be suspended for loan investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of interest and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

We will record a reduction to profit and loss in the period that we make a determination that a reduction in the carrying value of investment in loans is appropriate due to a lower of cost or fair value determination.

Stock Based Compensation

We account for stock-based compensation in accordance with the provisions of Statement of Financial Standards (“SFAS”) No. 123R, Accounting for Stock-Based Compensation, which establishes accounting and disclosure requirements using the fair value based methods of accounting for stock-based compensation plans. Compensation expense related to grants of stock and stock options will be recognized over the vesting period of such grants based on the estimated fair value on the grant date. Stock compensation awards granted to our Manager and certain employees of our Manager will be accounted for in accordance with Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires us to measure the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty’s performance is complete.

Income Taxes

We intend to elect to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with our taxable year ending December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse affect our net income and net cash available for distributions to stockholders. However, we believe that we will operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes. We may, however, be subject to certain state and local taxes.

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

Results of Operations

The following is a discussion of the results of operations for the three months ended September 30, 2007 and for the period from February 21, 2007 (commencement of operations) to September 30, 2007. Since we commenced operations on February 21, 2007, there is no prior year data available for comparison.

Revenue

Investment income is generated on our investment portfolio of commercial mortgage investments and related products which as of September 30, 2007 consisted of constructions loans, mezzanine loans, B Notes, bridge loans, fixed and floating rate whole loans and loan participations.

Investment income earned on these assets was $14.9 million and $26.9 million for the three months ended September 30, 2007 and for the period from February 21, 2007 (commencement of operations) to September 30, 2007, respectively.

In addition, we earned other income, which consisted primarily of interest earned on cash balances, of $550,712 and $1,457,470 for the three months ended September 30, 2007 and for the period from February 21, 2007 (commencement of operations) to September 30, 2007, respectively.

Expenses

Interest expense for the three months ended September 30, 2007 and for the period from February 21, 2007 (commencement of operations) to September 30, 2007 was $5.9 million and $8.0 million, respectively. As of September 30, 2007, we had not yet utilized the KeyBank facility. Accordingly, the amount of interest expense was primarily allocable to our credit facility with Wachovia and includes the amortization of the commitment fees on both the Wachovia and KeyBank facilities as well as legal costs incurred in documenting both facilities.

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

On this basis, management and overhead fees were paid to our Manager in accordance with the management agreement. We recorded $1.6 million and $3.8 million for the three months ended September 30, 2007 and for the period from February 21, 2007 (commencement of operations) to September 30, 2007, respectively for the base management fee. We also recorded $287,787 and $604,943 for the three months ended September 30, 2007 and for the period from February 21, 2007 (commencement of operations) to September 30, 2007, respectively for our share of certain of our Manager’s overhead costs pursuant to our agreement with our Manager. At September 30, 2007, $679,201 of the aforementioned fees were due and payable to our Manager.

On February 21, 2007, we issued 600,000 shares of our common stock to our Manager pursuant to the Manager Equity Plan. We recorded non-employee compensation expense of $9.0 million for the period from February 21, 2007 (commencement of operations) to September 30, 2007, with regard to the issuance of the shares. The 600,000 shares represent 86% of the total shares available under the plan and 100,000 shares remain available under the Manager Equity Plan. The shares vested immediately and are not subject to revaluation on a regular basis pursuant to SFAS No. 123R.

Included in our expenses is stock based non-employee compensation related to our issuance of 120,000 restricted common stock shares to our Manager’s employees, some who are also Quadra officers or directors, with a fair value of $1.8 million at the date of grant. The shares granted vest on February 21, 2010, three years from the date of grant. Pursuant to SFAS No. 123R, we recognized non-employee compensation expense of $50,720 and $238,370 for the three months ended September 30, 2007 and for the period from February 21, 2007 (commencement of operations) to September 30, 2007, respectively. The unamortized portion of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS No. 123R.

Marketing, general and administrative expenses were $865,847 and $2.2 million for the three months ended September 30, 2007 and for the period from February 21, 2007 (commencement of operations) to September 30, 2007, respectively, which primarily represents professional fees, insurance and general overhead costs for the Company.

We had $315,947 of certain expenses related to formation and start up of Quadra involving professional fees, filling fees and other miscellaneous non recurring costs.

The management fees, expense reimbursements, formation costs and the relationship between our Manager and us are discussed further in “Related Party Transactions.”

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. Our primary sources of funds for liquidity include: (a) cash flow from operations; (b) advances under our Wachovia Facility and our KeyBank Facility; (c) other forms of financing; (d) proceeds from common or preferred equity offerings; (e) proceeds from principal payments on our investments; and (f) sale or syndication of our investments classified as available for sale. We believe that we will have sufficient funds to meet our short-term liquidity needs as long as the foregoing sources of liquidity remain available to us.

Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders.

Our long term business model is premised on our ability to access the capital markets for long term financing through CRE CDO transactions. Currently, the CRE CDO market is experiencing extreme volatility, widening credit spreads and a shortage of liquidity resulting in a significant slowdown of new CRE CDO issuances. As a result, our ability to execute a CRE CDO transaction in the near future on terms acceptable to us is unlikely. Accordingly, we anticipate continuing to finance our assets using credit facilities and through the sale of assets until such time that market conditions allow us to complete a CRE CDO transaction on terms that are acceptable to us.

With respect to our existing Wachovia Facility, Wachovia has a large amount of discretion in determining what assets to fund and may elect not to fund any additional assets under the Wachovia Facility. In addition, additional fundings on the assets currently pledged under the Wachovia Facility are subject to our satisfaction of certain conditions. Moreover, if Wachovia in its discretion determines that assets currently subject to the Wachovia facility have declined below a specified value, Wachovia has the right to require us to transfer cash or other assets to Wachovia. If Wachovia either requires us to deposit additional cash or other collateral to reduce a margin deficit under the Wachovia Facility or is entitled to and elects not to fund additional advances on assets currently under the Wachovia Facility, we could experience a shortage of capital to fund the day-to-day operations of our business, if we can not secure capital from other sources. We will continue to focus on maintaining overall availability under our existing credit facilities as well as seeking additional credit facilities and other sources of capital, but may be unsuccessful due to the current state of the credit markets. The market for short-term credit facilities is also experiencing an overall reduction of liquidity, thereby increasing our difficulty in securing incremental short-term financing. Due to the decreased liquidity from warehouse providers, we will likely maintain a larger cash balance in the coming months. This will have a negative impact on earnings as the return we receive on our cash balances is less than our borrowing costs. If the current reduction of liquidity in both the short-term warehouse market and the CRE CDO market continues for an extended period of time, we may be required to further adjust our business plan.

With respect to the sale of assets in the near term, we have elected to pursue an additional strategy of creating additional liquidity by making five construction loans available for sale or syndication. Given the current condition in the secondary market for mortgage assets, there can be no assurance that our strategy of selling or syndicating these construction loans will be successful.

Depending on market conditions, we expect that once we are fully levered, our debt financing will be in the range of 70% to 80% of the carrying value of our total assets. Any indebtedness we incur will likely be subject to continuing covenants and we will likely be required to make continuing representations and warranties about our Company in connection with such debt. Our debt financing terms may require us to keep cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability. Moreover, our debt may be secured by our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay some or all the outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on our liquidity and the value of our common stock. In addition, posting additional collateral to support our credit and repurchase facilities will reduce our liquidity and limit our ability to leverage our assets.

The loans in our portfolio continue to perform as underwritten. However, the recent widening of credit spreads, with respect to certain commercial real estate finance asset classes, will negatively affect the fair value of the loans in that portion of our portfolio. Our warehouse lender could also evaluate the fair value of our assets pledged as collateral on our borrowings from them. Depending on the results of such valuations, our warehouse lender may require us to either reduce our outstanding balance with them or provide additional collateral. On August 31, 2007 we pledged an additional asset with an outstanding balance of $23.8 million to Wachovia in order to provide Wachovia additional comfort with respect to their total collateral position. At September 30, 2007, we had in excess of $205.6 million in unencumbered loan assets which could be used as incremental collateral.

In order to qualify as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital for operations.

Cash Flows

Net cash used in operating activities for the period from February 21, 2007 (commencement of operations) to September 30, 2007 was approximately $340,000. Operating cash flow was generated primarily by interest income on investments in commercial mortgage investments and related products, including constructions loans, mezzanine loans, B Notes, bridge loans, fixed and floating rate whole loans and loan participations, and earnings on cash balances.

Cash used in investing activities for the period from February 21, 2007 (commencement of operations) to September 30, 2007 was $665.5 million. There were principal repayments on three of our loan investments aggregating $145.9 million. We anticipate that there will be future draws by borrowers on our commitments to them.

Net cash provided by financing activities for the period from February 21, 2007 (commencement of operations) to September 30, 2007 was $553.9 million. For the period from February 21, 2007 (commencement of operations) to March 31, 2007, all proceeds came from the completion of the initial public offering of our common stock. For the three months ended September 30, 2007, all proceeds came from borrowings under the Wachovia Facility or from principal repayments. A portion of the principal payments received with respect to the principal repayments on loan investments were used to repay borrowings under the Wachovia Facility. We anticipate additional draws on the Wachovia Facility in order to fund the future draws by borrowers on our commitments to them and to fund any new acquisitions we may have.

Capitalization

Our authorized capital stock consists of 200,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2007, there were 25,722,468 shares of common stock were issued and outstanding and there were no shares of preferred stock issued or outstanding.

In February 2007, we completed our initial public offering of 16,670,000 shares of common stock, resulting in net proceeds of approximately $230 million, which were used to fund investments and commence our operations. In addition, our Manager was issued 8,330,000 of common stock shares as partial consideration for assets transferred to us at the time of the initial public offering. In addition, our Manager received 600,000 shares under the Quadra Realty Trust, Inc. Manager Equity Plan, which vested immediately.

As of September 30, 2007, 122,368 restricted shares had also been issued under the Quadra Realty Trust, Inc. Equity Plan. Of these shares, 120,000 have a vesting period of three years. The remaining 2,368 shares vested immediately.

Both the Equity Plan and the Manager Equity Plan provide for the current payment of distributions declared by us on our common stock to the shares granted pursuant to either plan.

Further, under our Independent Director’s Deferred Compensation Program, our independent directors may elect to defer up to 100% of their annual retainer fee. Fees deferred under the program are credited in the form of phantom stock units. Upon a directors’ termination of service from our board of directors, the phantom stock units are payable in cash based on the closing price the shares at the date of termination times the number of phantom stock units held. Phantom stock units are credited to each independent director quarterly using the closing price of our common stock on the last business day of the prior quarter. Upon the declaration and payment of a dividend to our common stockholders, the holders of the phantom stock units shall be credited for an equivalent amount in additional phantom stock units based on the closing price of the common stock on the date of payment to the common stockholders.

As of September 30, 2007, there were 15,792.28 phantom stock units recorded on the books of the Company. The Company has recorded a SFAS No. 123R adjusted liability of $148,937 with regards to the phantom stock units.

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

Real Estate Risk

Commercial mortgage assets, multi-family property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions which may be adversely affected by industry slowdowns and other factors, local real estate conditions (such as oversupply of retail, industrial, office or other commercial space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building and similar codes, and increases in operating expenses (such as energy costs). In the event net operating income decreases, or the value of for sale property decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. Even when a property’s net operating income is sufficient to cover the property’s debt service at the time a loan is made, there can be no assurance that this will continue in the future. Our investments in real estate loans are in varying parts of the United States of America, with a concentration in the New York City market. Further, to the extent that individual buyers of residential condominium units are unable to secure mortgage financing at acceptable terms, a borrower may also have difficulty repaying our loans or may not be able to do so in a timely manner.

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

As of September 30, 2007, the interest rates on the majority of our investment portfolio, as well as amounts outstanding under the Wachovia Facility, were based on one month LIBOR. To the extent that interest rates fluctuate, due to inflation or other reasons, the interest income we record is approximately matched to the interest expense on our financing line resulting in a fairly constant net interest income on our floating rate assets. During the quarter ended June 30, 2007, we acquired two fixed rate assets. To reduce our exposure to interest rate fluctuations on that portion of our income based on fixed rates, we entered into interest rate swaps to hedge a portion of our fixed rate income against our variable rate borrowing expense. Accordingly, by utilizing these derivative instruments to hedge our floating rate liability, we significantly reduce our exposure to fluctuations on our fixed rate spreads.

To the extent interest rates decrease, fixed rate borrowers may be financially motivated to refinance their existing higher rate debt, thereby prepaying such debt. Both of our fixed rate assets include prepayment provisions which either limit the borrower’s ability to prepay or impose a prepayment penalty, thereby compensating us for early prepayments. A more significant risk with regard to prepayments has been increasing sales prices and lower effective capitalization rates on commercial real estate in general and on office properties, in particular. The increase in sales prices has motivated many real estate investors to sell assets, including recent acquisitions. To the extent we receive a prepayment, there is always a risk that we will be unable to reinvest proceeds at an equivalent interest rate spread. This risk was particularly relevant between 2003 and 2006 due to spread compression in the commercial real estate debt market. Over the past year, interest rate spreads have stabilized and recently have begun to widen due to the general disruption in the real estate and debt capital markets. While there is still a risk with regard to reinvestment of proceeds, we believe that it is not as prevalent as it was 2003 to 2006.

Hedging of Interest Rate Risk

Since certain of Quadra’s cash inflows are at a fixed rate and all of its current borrowings under the Wachovia Facility are at a floating rate, we determined that it would be prudent to hedge a portion of this borrowing. To accomplish this Quadra entered into two interest rate swaps during the quarter ended June 30, 2007. In each of the swaps, Quadra pays a fixed rate of interest and in exchange receives a floating rate of interest from the counterparty. Quadra will offset the received cash flow against the payment of the floating rate interest on borrowings.

Our current credit facility with Wachovia matures on March 27, 2010 with the right to extend for an additional year under certain conditions and with the payment of certain fees. Because of the nature of Quadra’s business, it is anticipated that Quadra will always have one or more credit facilities with similar reset dates and the same index as the current Wachovia Facility and may have one or more CRE CDOs. It is anticipated that it will be necessary to arrange for the Wachovia Facility to be renewed or that a similar alternative facility be secured.

Capital Markets Credit Spreads and Credit Market Liquidity

The Company is affected by the trends in capital market credits spreads as well as the overall liquidity of capital markets as discussed in “Outlook and Recent Trends” and “Liquidity and Capital Resources” above.

Except as described above, we do not expect inflation to have a material effect on our results of operations for the fiscal year ending December 31, 2007.

Repurchase Facility

Our repurchase facility with Wachovia Bank, NA has an initial debt capacity of $500 million with the ability, subject to the satisfaction of certain conditions, including the approval of Wachovia, to increase to $750 million. The Wachovia Facility bears interest at spreads of 0.15% to 3.00% over one month LIBOR and provides for advance rates that vary from 50% to 95% based upon the collateral pledged. The facility’s maturity date is March 27, 2010. Wachovia has an absolute right to accept or reject the inclusion of any of our investments in this facility, determines periodically the fair value of the investments it has purchased, and has the right to require additional cash or other collateral if the estimated fair value of the included investments declines below a specified levels. In order to facilitate additional advances under the Wachovia Facility and to enhance Wachovia’s total collateral position, on August 31, 2007 we pledged an additional asset with an outstanding balance of $23.8 million to Wachovia.

We also face the risk that future valuation and credit concerns could lead Wachovia to either require us to repurchase loans currently subject to the Wachovia Facility and/or, to the extent permitted under certain cicumstances, to cease funding future commitments we have made to certain borrowers with respect to certain projects.

We had borrowings of $325.9 million at a weighted average spread to LIBOR of 135 basis points as of September 30, 2007. The facility requires that we pay down borrowings under it as principal payments on the loans and investments pledged are received. Assets pledged as collateral under these facilities may include stabilized and transitional whole loans, construction loans, participations, subordinate interests in whole loans, mezzanine loans, preferred equity and equity in commercial real estate properties, rated CMBS and other real estate related assets acquired by us.

The Wachovia Facility contains certain financial covenants which require Quadra on a consolidated basis to: (a) maintain minimum liquidity of at least $30 million, of which at least $15 million must consist of cash and permitted investments (as defined in the Wachovia Facility); (b) maintain minimum tangible net worth (as defined in the Wachovia Facility) of not less than $300 million plus 75% of the proceeds of Quadra’s subsequent equity issuances plus 75% of consolidated net retained earnings; (c) maintain the ratio of total liabilities to tangible net worth no greater than 5.0 to 1.0, exclusive of any future CDOs issued by wholly owned subsidiaries of Quadra; and (d) maintain a fixed charge coverage ratio of not less than 1.5 to 1. The Wachovia Facility also contains covenants that restrict Quadra from making distributions in the event of default, except that Quadra may pay distributions necessary to maintain its status as a REIT. The Wachovia Facility requires that Quadra pay down borrowings under the facility as principal payments on the loans and investments pledged to the facility are received. As of September 30, 2007, we were in compliance with all covenant requirements.

Revolving Credit Facility

On June 29, 2007 we closed a $25 million revolving credit facility with KeyBank NA, with an initial term of two years. Subject to the satisfaction of certain conditions including KeyBank approval, the facility may be increased to $50 million. The facility is supported by a pledge of an identified asset base with advance rates that vary from 40% to 75% of the asset value provided under a borrowing base calculation. The lender also has consent rights to the inclusion of assets in the borrowing base calculation. The facility bears interest at one month LIBOR + 2.25% to 3.00% based on our leverage ratio, defined as total liabilities to total assets, including our proportionate share of the liabilities and assets of our unconsolidated subsidiaries. At September 30, 2007 we had no borrowings under the facility.

The terms of the revolving credit facility include covenants that: (a) limit our maximum total indebtedness to no more than 87.5% of total assets; (b) require our fixed charge coverage ratio to be at no time less than 1.40; (c) require us to maintain minimum tangible net worth of not less than $306 million plus 75% of the net proceeds from equity offerings completed after the closing of the facility; and (d) restrict the maximum amount of our total recourse indebtedness. The covenants also restrict us from making distributions in excess of a maximum of 100% of our taxable income (exclusive of the non-cash expense associated with a one-time stock grant to our manager), except that we may in any case pay distributions necessary to maintain our REIT status. As of September 30, 2007, we were in compliance with all such covenants.

Indebtedness

At September 30, 2007, we had $325.9 million outstanding under the Wachovia Facility.

Contractual Obligations

The table below summarizes our contractual obligations as of September 30, 2007 (amounts in thousands).

	For the three months ended December 31, 2007	For the year ended December 31, 2008	For the year ended December 31, 2009	For the year ended December 31, 2010	Beyond January 1, 2011	Total

Commitments to fund loans	$104,040	$159,977	$25,049	$—	$—	$289,066
Repayment of Wachovia Facility	—	—	—	325,879	—	325,879

	$104,040	$159,977	$25,049	$325,879	$—	$614,945

The estimated amounts and timing of the commitments presented above are projections based on data provided by borrowers and our Manager’s experience. Accordingly, such projections are likely to change throughout the term of the loan. A construction loan, and its applicable underlying construction budget, generally includes one or more line items for funds to cover retainage and contingency amounts for cost overruns. The amounts allocated to these line items may or may not be fully utilized. Further, the interest reserve in the construction budget may or may not be fully utilized depending on changes to the effective interest rate as well as the actual time in which it takes to complete the project and repay the loan. In this regard, construction loans often start repayments on the outstanding principal balance once the project reaches substantial completion, thereby reducing the weighted average outstanding balance of the loan, and the corresponding accrual of interest, for the term of the loan. Generally, based on our Manager’s 18 years of construction lending experience in the United States, we do not expect experienced developers to utilize the full amount of their commitment. Therefore, the estimated amounts above do not equal the total amount of commitments still outstanding in our investment in loans. In preparing this forecast, our Manager makes significant subjective judgments and assumptions. There will be material differences to this forecast if our Manager’s judgment or assumptions are subsequently determined to be incorrect or if there are changes in the borrower’s projected cash draw downs and/or repayments.

The Wachovia credit facility expires March 27, 2010 and must be repaid by such date unless extended. Under certain circumstances, repayments may be required prior to the expiration date. Any amounts due to our Manager under the management agreement are not included in the table above because such amounts are not fixed and determinable.

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

On August 1, 2007, our Board of Directors declared a $0.10 per share dividend to stockholders of record on August 15, 2007. On August 30, 2007 we paid stockholders an aggregate of $2.6 million in dividends.

On November 9, 2007, our Board of Directors declared a $0.13 per share dividend payable to stockholders of record as of November 20, 2007 and payable in cash on November 30, 2007.

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

Transactions with our Manager included:

1)	Our acquisition of our initial assets from our Manager upon the completion of Quadra’s initial public offering of stock. The fair value of the acquired assets was approximately $266 million inclusive of accrued interest purchased, approximately $3 million in premium and approximately $5 million of up-front fees contributed to us. In exchange for these assets, we issued 8,330,000 restricted shares of common stock to our Manager at a fair value of approximately $125 million at the date of grant and paid approximately $141 million from the proceeds of our public offering. In accordance with SEC Staff Accounting Bulletin Topic 5. G. Transfers of Nonmonetary Assets by Promoters or Shareholders, we recorded each initial asset we purchased at its fair value to the extent we paid our Manager in cash. To the extent we paid our Manager in our common stock, we recorded each initial asset purchased at our Manager’s carrying amount on the date of transfer. As a result of recording a pro-rata portion of each asset at our Manager’s carrying amount, we have reduced the basis of the assets purchased from our Manager by approximately $1.5 million with a corresponding reduction to additional paid in capital as of the purchase date.

2)	Our issuance of 600,000 shares of unregistered common stock issued to our Manager concurrently with Quadra’s initial public offering of common stock at fair value of $9.0 million at date of grant. These shares vested immediately and therefore their fair value was expensed at issuance.

3)	Our issuance of 120,000 shares of restricted common stock to our Manager’s employees, some who are also Quadra officers or directors, with a fair value of $1.8 million at the date of grant. The shares granted vest on February 21, 2010, three years from the date of grant. Pursuant to SFAS No. 123R, for the three months ended September 30, 2007 and the period from February 21, 2007 (commencement of operations) to September 30, 2007 we recognized an expense of $50,720 and $238,370, respectively. The unamortized portion of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS No. 123R.

4)	Our reimbursement of $910,061 to our Manager of pre-public offering costs for software set up, organizational costs incurred in connection with the formation of Quadra, the formation of its affiliates, the initial public offering, consulting fees paid and other third party costs incurred by our Manager on behalf of Quadra.

5)	We recorded $1.6 million and $3.8 million for the three months ended September 30, 2007, and for the period from February 21, 2007 (commencement of operations) to September 30, 2007, respectively for the base management fee in accordance with our management agreement. We also recorded $287,787 and $604,943 for the three months ended September 30, 2007, and for the period from February 21, 2007 (commencement of operations) to September 30, 2007, respectively for our share of certain of our Manager’s overhead costs pursuant to our management agreement with Manager. At September 30, 2007, $679,201 of the foregoing fees were due and payable to our Manager. No incentive fees have been earned by our Manager since our inception.

6)	We did not acquire any loans from our Manager for the three months ended September 30, 2007. During the period from February 21, 2007 (commencement of operations) to September 30, 2007 we acquired $872.2 million in commitments ($380.2 million funded at acquisition) of our investment in loans from our Manager.

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

Adjusted Funds from Operations

Adjusted Funds from Operations, or AFFO, is a non-GAAP financial measure. We compute AFFO in accordance with our management agreement’s definition of FFO and as such it may not be comparable to AFFO reported by other REITs that do not compute AFFO on the same basis. Therefore, in accordance with our management agreement, we compute AFFO as net income (computed in accordance with GAAP), excluding gains (losses) from debt restructuring and gains (losses) from sales of property, plus depreciation and amortization on real estate assets and non-cash equity compensation expense, and after adjustments for unconsolidated partnerships and joint ventures; provided, that, for the purposes of determining the management incentive fee, the foregoing calculation of AFFO shall be adjusted to exclude one-time events pursuant to changes in GAAP and may be adjusted to exclude other non-cash charges after discussion between our Manager and the independent directors, and approval by the majority of our independent directors in the case of non-cash charges.

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

FFO and AFFO (amounts in thousands except per share data):

	FFO Three Months Ended September 30, 2007	AFFO Three Months Ended September 30, 2007	FFO for the period from February 21, 2007 (commencement of operations) to September 30, 2007	AFFO for the period from February 21, 2007 (commencement of operations) to September 30, 2007

Net income (GAAP)	$6,706	$6,706	$4,213	$4,213
Add:
Stock-based compensation to manager	—	—	—	9,000
Other stock-based compensation	—	63	—	269

Funds From Operations and Adjusted Funds From Operations	$6,706	$6,769	$4,213	$13,482

FFO and Adjusted FFO per share basic	$0.26	$0.26	$0.16	$0.53
FFO and Adjusted FFO per share diluted	$0.26	$0.26	$0.16	$0.52
Basic weighted average shares outstanding	25,602,468	25,602,468	25,601,670	25,601,670
Diluted weighted average shares outstanding	25,722,468	25,722,468	25,721,670	25,721,670

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

Changes in Internal Controls over Financial Reporting

We began operations on February 21, 2007 and therefore all current internal controls were implemented during the period from February 21, 2007 (commencement of operations) to March 31, 2007. There has been no change in our internal control over financial reporting during the six months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal proceedings

None

ITEM 1A.	Risk factors

There have been no material changes to the risk factors previously disclosed in the prospectus filed pursuant to Rule 424b(4) on February 14, 2007 with the Securities and Exchange Commission in connection with our initial public offering, except for a continued disruption in the collateralized debt obligation (CDO) market and other sectors of the credit markets, as discuss in the following:

Disruption to credit markets

Our funding strategy involves leveraging on investments through borrowings generally through the use of warehouse facilities, bank credit facilities, repurchase agreements, secured loans, securitization, including the issuance of CDOs, and other borrowings. In the short-term we intend to use warehouse lines of credit to finance the acquisition of assets and incremental fundings of existing assets until a sufficient quantity of eligible assets is accumulated, at which point we intend to refinance through a CDO securitization or other long-term secured financing. Currently, the availability of liquidity through CDOs is very limited due to investor concerns surrounding residential mortgage credit risk, hedge fund losses, the large volume of unsuccessful leveraged loan syndications and the related impact on the overall credit markets. These concerns have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive. A prolonged downturn in the CDO and CMBS markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust our business plan accordingly.

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

Date: November 13, 2007